Form 10-Q
period 1996-06-30
FIRST MISSOURI BANCSHARES INC
filed 1996-08-14
CIK 916526

                             UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           450 5TH STREET, N.W.
                           WASHINGTON, D.C. 20549

                     --------------------------------

                             FORM 10-QSB


(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                          OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _______ to ______

                        Commission File No. 0-23468


                    FIRST MISSOURI BANCSHARES, INC.
     (Exact name if registrant as specified in its charter)


    Delaware                                     43-1665766
- -------------------------------             ------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)


300 West Lockling, Brookfield, Missouri             64628
- ---------------------------------------          -----------
(Address of principal executive office)          (Zip Code)


Registrant's telephone number, including area code (816) 258-3311
                                                   --------------

Not applicable
- ---------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ . No ______.

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.


          Class                           Outstanding July 31, 1996
- ------------------------------------------------------------------
Common Stock, par value $.01 per share         285,912 Shares

                   FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

                                FORM 10-QSB

                      FOR THE QUARTER ENDED JUNE 30, 1996

                                  INDEX


                                                           PAGE NO.

PART I - Financial Information

         Consolidated Balance Sheets                          1

         Consolidated Statements of Earnings                  2

         Consolidated Statements of Cash Flows                3

         Notes to Consolidated Financial Statements           5

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations        8


PART II - Other Information                                  11

               FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands)

                                                       June 30,     September 30,
                                                         1996          1995
                                                      ----------    ------------
ASSETS                                                (Unaudited)

Cash and cash equivalents                              $   579       $ 1,037
Certificates of deposit                                    194           170
Securities available-for-sale at market value
  (amortized cost of $4,079 and $2,929, respectively)    4,000         2,931
Securities held-to-maturity, at amortized cost
  (market value of $174 and $200, respectively)            176           201
Mortgage-backed and related securities:
  Available-for-sale, at market value (amortized cost
     of $3,562 and $4,215, respectively)                 3,516         4,178
  Held-to-maturity, at amortized cost (market
     value of $94 and $118, respectively)                   92           116
Restricted equity securities                               318           313
Loans receivable, net                                   35,389        32,659
Premises and equipment, net                                637           635
Other real estate owned, net                                98            18
Accrued interest receivable                                712           749
Other assets                                               139           112
                                                       -------       -------
             Total Assets                              $45,850       $43,119
                                                       =======       =======

     LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                               $38,275       $36,025
Advances from FHLB of Des Moines                         1,750         1,000
Accrued interest on deposits                               104           137
Advances from borrowers for taxes and insurance             24            49
Other liabilities                                          105            73
Accrued income taxes                                        20            26
Deferred income tax liability                              256           311
                                                       -------       -------
   Total Liabilities                                    40,534        37,621
                                                       -------       -------

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 200,000 shares
  authorized; shares issued and outstanding - none           -             -
Common stock, $.01 par value; 800,000 shares
  authorized; 313,040 shares issued                          3             3
Additional paid-in capital                               2,736         2,729
Common stock acquired by ESOP                             (165)         (190)
Common stock acquired by MRPs                              (69)          (88)
Unrealized loss on securities available-for-sale, net      (85)          (21)
Treasury stock, at cost, 27,128 shares and
  10,374 shares, respectively                             (356)         (119)
Retained earnings - substantially restricted             3,252         3,184
                                                       -------       -------
   Total stockholders' equity                            5,316         5,498
                                                       -------       -------

   Total liabilities and stockholders' equity          $45,850       $43,119
                                                       =======       =======

See accompanying notes to consolidated financial statements.

               FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATMENT OF EARNINGS
             (Dollars in Thousands - except per share data)

                                       Three Months Ended   Nine Months Ended
                                             June 30,              June 30,
                                       -----------------    --------------------
                                       1996       1995        1996        1995
                                      -------    -------     ------     --------
                                                       (unaudited)
Interest income:
  Loans receivable                    $ 818      $ 725       $2,404      $2,047
  Mortgage-backed and related
    securities                           64         78          213         226
  Securities                             68         52          174         158
  Other interest-earning assets          11          5           27          21
                                      -----      -----       ------      ------
     Total interest income              961        860        2,818       2,452
                                      -----      -----       ------      ------
Interest expense:
  Deposits                              488        447        1,463       1,237
  Advances from FHLB                     17         18           47          53
                                      -----      -----       ------      ------
     Total interest expense             505        465        1,510       1,290
                                      -----      -----       ------      ------
     Net interest income                456        395        1,308       1,162
Provision for loan losses                60          6          105           9
                                      -----      -----       ------      ------
     Net interest income after
       provision for loan losses        396        389        1,203       1,153
                                      -----      -----       ------      ------
Noninterest income:
  Service charges on deposit accounts    24         22           69          71
  Loan service charges                    5          5           17          17
  Gain (loss) on sale of securities
    available-for-sale                    2          4            3          (4)
  Other                                  10         12           24          39
                                      -----      -----       ------      ------
     Total noninterest income            41         43          113         123
Noninterest expense:
  Compensation and benefits             115        105          337         317
  Occupancy expense                      11          9           32          28
  Equipment and data processing
    expense                              30         21           80          70
  Deposit insurance premium              21         21           61          62
  Professional services                  47         21          111          84
  Advertising                             8          7           23          21
  Supplies expense                        5         10           26          24
  Other                                  40         38          125         125
                                      -----      -----       ------      ------
     Total noninterest expense          277        232          795         731
                                      -----      -----       ------      ------
     Earnings before income taxes       160        200          521         545
Income taxes                             66         70          201         202
                                      -----      -----       ------      ------
   Net earnings                       $  94      $ 130       $  320      $  343
                                      =====      =====       ======      ======
Net earnings per share                $ .35      $ .48       $ 1.16      $ 1.24
                                      =====      =====       ======      ======
Weighted-average shares outstanding
  (in thousands)                        270        270          275         277
                                      =====      =====       ======      ======
Dividends per share                   $ .45      $ .45       $  .91      $  .90
                                      =====      =====       ======      ======

  See accompanying notes to consolidated financial statements.

               FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Dollars in Thousands)

                                                         Nine Months Ended
                                                             June 30,
                                                      ---------------------
                                                         1996         1995
                                                      ----------    --------
                                                              (Unaudited)
Cash flows from operating activities:
  Net earnings                                          $   320      $   343
  Adjustments to reconcile net earnings to net
    cash provided by (used for) operating activities
    Depreciation expense                                     39           39
    Provision for loan losses                               105            9
    (Gain) loss on sale of securities available-for-sale     (3)           4
    ESOP expense                                             33           19
    MRP expense                                              19           19
    Amortization of premiums (discounts), net on
      securities                                             (2)           2
    Gain on sale of equipment                                 -          (14)
    Provision for OREO losses                                 2            -
  Changes in:
    Accrued interest receivable                              37           65
    Other assets                                            (27)          77
    Accrued interest on deposits and other liabilities       (1)          16
    Accrued income taxes                                     (6)         (49)
    Deferred tax liability                                  (29)           -
                                                        -------      -------
        Net cash provided by operating activities           487          530
                                                        -------      -------

Cash flows from investing activities:
  Loans originated, net of principal collections
   on loans                                              (2,917)      (1,568)
  Mortgage-backed and related securities:
    Held-to-maturity:
      Purchased                                               -            -
      Principal collections                                  24            9
    Available-for-sale:
      Principal collections                                 108           76
      Proceeds from sale                                    548            -
Securities and certificates of deposit:
    Held-to-maturity:
      Purchased certificate                                 (25)           -
      Proceeds from maturity                                 26          496
    Available-for-sale
      Purchased                                          (2,048)      (1,183)
    Proceeds from maturity                                  900          253
    Proceeds from sale                                        -        1,462
  Purchase of restricted equity securities                   (5)
  Purchase of premises and equipment, net                   (41)         (29)
                                                        -------      -------
        Net cash provided by (used for) investing
          activities                                     (3,430)        (484)
                                                        -------      -------
        Net cash provided by (used for) operating and
          investing activities, carried forward         $(2,943)     $    46
                                                        -------      -------

               FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Dollars in Thousands)

                                                         Nine Months Ended
                                                             June 30,
                                                      ---------------------
                                                         1996         1995
                                                      ----------    --------
                                                              (Unaudited)

    Net cash provided by (used for) operating and
    investing activities, brought forward             $(2,943)       $   46

Cash flows from financing activities:
  Changes in:
    Deposits                                            2,250         1,545
    Advances from borrowers for taxes and insurance       (25)          (24)
  Proceeds from advance from FHLB                         750           300
  Repayment of advance from FHLB                            -          (800)
  Purchase of treasury stock                             (237)         (160)
  Dividends paid to stockholders                         (253)         (260)
                                                      -------        ------
      Net cash provided by financing activities         2,485           601
                                                      -------        ------
      Net increase (decrease) in cash and cash
        equivalents                                      (458)          647
Cash and cash equivalents at beginning of period        1,037           514
                                                      -------        ------
Cash and cash equivalents at end of period            $   579        $1,161
                                                      =======        ======
Supplemental disclosures of cash flow information:
  Cash paid for interest on deposits                  $ 1,496        $1,202
  Cash paid for interest on advances from FHLB             47            53
  Cash paid for income taxes                              204           149

Noncash investing activity:
  Transfer of securities and mortgage-backed and
    related securities from held for investment to
    available-for-sale                                $     -        $7,467
  Real estate received in settlement of loans, net         82             -


See accompanying notes to consolidated financial statements.

               FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods.

(2)    SECURITIES

       Securities are summarized as follows:

                                        Amortized    Unrealized   Unrealized   Market
                                          Cost         Gains        Losses     Value
                                        ---------    ----------   ----------   ------
JUNE 30, 1996
- -------------
AVAILABLE-FOR-SALE
  Debt securities - U.S. Treasury and
    Federal Agency obligations         $3,984        $   8         $ (88)     $3,904
  Debt securities - state and
    municipal obligations                  55            -            (1)         54
  Equity securities - corporate
   preferred stock                         40            2             -          42
                                       ------        -----         -----      ------
                                       $4,079        $  10         $ (89)     $4,000
                                       ======        =====         =====      ======
Weighted-average rate                    6.27%
                                       ======

HELD-TO-MATURITY
  Debt securities - state and
    municipal obligations              $  176        $   -         $  (2)     $  174
                                       ======        =====         =====      ======
Weighted-average rate                    4.66%
                                       ======

SEPTEMBER 30, 1995
- ------------------

Available-for-Sale
  Debt securities - U.S. Treasury
    and Federal Agency
    Obligations                       $ 2,891        $  17        $  (17)     $2,891
  Equity securities - corporate
    preferred stock                        38            2             -          40
                                       ------        -----         -----      ------
                                       $2,929        $  19         $ (17)     $2,931
                                       ======        =====         =====      ======

Weighted-average rate                    5.74%
                                       ======
HELD-TO-MATURITY
  Debt securities - state and
   municipal obligations               $  201        $   -         $  (1)     $  200
                                       ======        =====         =====      ======
Weighted average rate                    3.88%
                                       ======

               FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)    SECURITIES (CONTINUED)

       Maturities of debt securities at June 30, 1996 are summarized as follows:

                                        Available-for-Sale        Held-to-Maturity
                                        -------------------      ------------------
                                        Amortized    Market      Amortized   Market
                                          Cost       Value         Cost      Value
                                        ---------    -------     --------    ------
  Due within one year                    $1,149       $1,149       $ 126     $ 125
  Due after one year through five years   1,005          984          50        49
  Due after five years through ten years  1,885        1,825           -         -
                                         ------       ------       -----     -----
                                         $4,039       $3,958       $ 176     $ 174
                                         ======       ======       =====     =====

Maturities of debt securities at September 30, 1995 are summarized as follows:

                                        Available-for-Sale        Held-to-Maturity
                                        -------------------      ------------------
                                        Amortized    Market      Amortized   Market
                                          Cost       Value         Cost      Value
                                        ---------    -------     --------    ------
  Due within one year                    $  350       $  349       $  25     $  25
  Due after one year through five years   2,147        2,140         176       175
  Due after five years through ten years    394          402           -         -
                                         ------       ------       -----     -----
                                         $2,891       $2,891       $ 201     $ 200
                                         ======       ======       =====     =====

(3)  MORTGAGE-BACKED AND RELATED SECURITIES

     Mortgage-backed and related securities are summarized at June 30, 1996 as follows:

                                        Amortized    Unrealized   Unrealized   Market
                                          Cost         Gains        Losses     Value
                                        ---------    ----------   ----------   ------
AVAILABLE-FOR-SALE
  GNMA                                  $  465         $ 25         $  -       $  490
  Collateralized mortgage obligations:
    FHLMC                                1,339            -          (33)       1,306
    FNMA                                 1,758            1          (39)       1,720
                                        ------         ----         ----       ------
                                        $3,562         $ 26         $(72)      $3,516
                                        ======         ====         ====       ======
Weighted-average rate                     6.70%
                                        ======
HELD-TO-MATURITY
 FHLMC                                  $   92         $  2         $  -        $  94
                                        ======         ====         ====       ======
Weighted-average rate                     8.62%
                                        ======

               FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)  MORTGAGE-BACKED AND RELATED SECURITIES (CONTINUED)

     Mortgage-backed and related securities are summarized at September 30, 1995 as follows:

                                        Amortized    Unrealized   Unrealized   Market
                                          Cost         Gains        Losses     Value
                                        ---------    ----------   ----------   ------
AVAILABLE-FOR-SALE
  GNMA                                  $  507         $ 29         $  -       $  536
  Collateralized mortgage obligations:
    FHLMC                                1,707            -          (33)       1,674
    FNMA                                 2,001            7          (40)       1,968
                                        ------         ----         ----       ------
                                        $4,215         $ 36         $(73)      $4,178
                                        ======         ====         ====       ======
Weighted-average rate                     7.22%
                                        ======
HELD-TO-MATURITY
 FHLMC                                  $  116         $  2         $  -        $ 118
                                        ======         ====         ====       ======
Weighted-average rate                     8.62%
                                        ======

               FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

First Missouri Bancshares, Inc. (Company) has no significant assets other than common stock of First Missouri National Bank (Bank), cash and cash equivalents, securities and the loan to the ESOP.
The Company's principal business is the business of the Bank. Therefore, the discussion in the Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the Bank and its operations.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's principal sources of funds are cash receipts from deposits, principal collections on loans and mortgage-backed securities, proceeds from maturities of securities, and net earnings. The Bank has an agreement with the Federal Home Loan Bank of Des Moines (FHLB) for the FHLB to provide cash advances to the Bank. Long-term, fixed-rate loans were funded with deposits which adjust to market interest rates more frequently. In recent years, the Bank has originated primarily mortgage loans which permit adjustment of the interest rate after an initial term of one year in order to reduce inherent interest rate risk.

The Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At June 30, 1996, the Bank is required to maintain a minimum tier
1 risk-based capital ratio and total risk-based capital ratio of 4.00% and 8.00%, respectively. The Bank's actual ratios at that date were 13.93% and 14.91%, respectively. The Bank's leverage ratio at June 30, 1996, was 11.04% compared to a requirement of 4.00%.

Commitments to originate adjustable-rate mortgage loans at June 30, 1996 were approximately $304,000. Management believes the Bank can fund these commitments from cash on hand and other available sources of liquidity.

FINANCIAL CONDITION

Assets increased to $45.9 million at June 30, 1996 from $43.1 million at September 30, 1995 primarily due to a $2.7 million increase in loans receivable. At June 30, 1996, $7.5 million of securities and mortgage-backed and related securities were classified as available-for-sale under Statement of Financial Accounting Standards (SFAS) No. 115. An unrealized loss on securities available-for-sale, net of tax effect, of $85,000 has been recognized as a component of stockholders' equity. Securities available-for-sale at June 30, 1996 include one floating rate Federal agency obligation which yielded 3.80% at June 30, 1996 and matures in February 1997. Such floating rate Federal agency obligations are subject to significant price volatility in certain circumstances, such as a decrease in the difference between short term and long term interest rates. Accrued interest receivable changed due to the timing of interest receipts. Other real estate owned increased by $80,000 primarily due to the repossession of a commercial restaurant property. Prior to such transfer, the property was treated as a nonaccrual loan and considered by management in its assessment of the allowance for loan losses. Accrued interest on deposits decreased due to the timing of interest paid on certain certificate accounts. Advances from borrowers for taxes and insurance decreased as a result of real estate taxes paid on behalf of customers in December of each year. Other liabilities increased due to the timing of payment of certain accrual items. The Company repurchased 6,000 shares of its common stock during the quarter ended June 30, 1996 at a per share price of $13.50. There were no options to purchase shares of common stock exercised during the quarter ended June 30, 1996 at the per share price of $10.

               FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           RESULTS OF OPERATIONS
                           ---------------------
NET EARNINGS

Net earnings decreased from $130,000 or $.48 per share for the three months ended June 30, 1995 to $94,000 or $.35 per share for the three months ended June 30, 1996. Net earnings decreased from $343,000 or $1.24 per share for the nine months ended June 30, 1995 to $320,000 or $1.16 per share for the nine months ended June 30, 1996. Higher net interest income was offset by a higher provision for loan losses, lower noninterest income and higher noninterest expense.

NET INTEREST INCOME

Net interest income increased from $395,000 for the three months ended June 30, 1995 to $456,000 for the three months ended June 30, 1996. Net interest income increased from $1,162,000 for the nine months ended June 30, 1995 to $1,308,000 for the nine months ended June 30, 1996. The increase was due to an increase in interest income which exceeded the increase in interest expense. Interest income on loans increased as a result of a higher effective yield and a higher average balance. The effective yield on the loan portfolio increased from 9.30% for the period ended June 30, 1995 to 9.58% for the period ended June 30, 1996 as a result of loan originations at higher interest rates in 1996. Interest expense increased as a result of a higher average deposit balance. The effective rate on deposits decreased from 5.37% for the period ended June 30, 1995 to 5.16% for the period ended June 30, 1996.

PROVISION FOR LOAN LOSSES

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank's provision for loan losses. As a result of this evaluation, the Bank's provision for loan losses amounted to $60,000 and $105,000 for the three and nine months ended June 30, 1996, respectively. A provision of $6,000 and $9,000 was recorded for the three and nine months ended June 30, 1995. The provision for loan losses was higher primarily due to the recognition of losses through the write down to fair value, prior to foreclosure, on recently acquired other real estate owned and recognition of increased credit risk for certain identified loans.

Following is a summary of certain loan and other asset quality ratios:

                                      June 30,   September 30,   June 30,  September 30,
                                        1996         1995          1995        1995
                                      --------   ------------    --------  ------------
Allowance for loan losses to
  nonperforming loans                  82.30%      112.31%        278.35%    136.60%
Non performing assets to total assets   1.13%         .66%           .23%       .47%
Allowance for loan losses to total
 gross loans                             .96%         .91%           .84%       .87%

As illustrated above, nonperforming assets have increased approximately $230,000 as a result of a single borrower filing for reorganization under Federal Bankruptcy Code. Management has responded by increasing the provision for loan losses and believes that the allowance for loan losses is adequate.

            FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS
                        ---------------------

NONINTEREST INCOME

Noninterest income decreased from $43,000 for the three months ended June 30, 1995 to $41,000 for the three months ended June 30, 1996. Noninterest income decreased from $123,000 for the nine months ended June 30, 1995 to $113,000 for the nine months ended June 30, 1996. This decrease in noninterest income during the nine months ended June 30, 1996 was primarily due to a non-recurring gain on sale of equipment during 1995.

NONINTEREST EXPENSE

Noninterest expense increased from $232,000 for the three months ended June 30, 1995 to $277,000 for the three months ended June 30, 1996. Noninterest expense increased from $731,000 for the nine months ended June 30, 1995 to $795,000 for the nine months ended June 30, 1996. These increases were primarily a result of increases in compensation and benefit expense and professional services expense.

Compensation and benefits increased as a result of higher expenses related to the employee stock ownership plan established in connection with the stock conversion. Professional services increased primarily due to certain additional non-recurring fees related to the change in the accountants of record. Other expenses remained stable or increased due largely to the timing of purchases of various other items.

INCOME TAXES

Income taxes decreased for the three months and nine months ended
June 30, 1996 due to lower levels of pretax earnings.

               FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

There are no material legal proceedings to which the Holding
Company or the Bank is a party or of which any of their property is subject. From time to time, the Bank is a party to various legal proceedings incidental to its business.

ITEM 2 - CHANGES IN SECURITIES

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:  Exhibit 27 - Financial Data Schedule
         (EDGAR ONLY)

        (b)  Reports on Form 8-K: none

               FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FIRST MISSOURI BANCSHARES, INC.
                             -------------------------------
                             (Registrant)


DATE: 8/13/96                BY: /s/ Mark L. Smith
     -----------                 ----------------------------
                                 Mark L. Smith, President, Chief
                                 Operating Officer, Principal
                                 Financial Officer and Duly
                                 Authorized Officer