Form 10KSB40
period 1996-09-30
FIRST MISSOURI BANCSHARES INC
filed 1996-12-23
CIK 916526

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to _______________

                          Commission File No. 0-23468

                        FIRST MISSOURI BANCSHARES, INC.
--------------------------------------------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

             DELAWARE                                     43-1665766
-------------------------------------               ---------------------
(STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                IDENTIFICATION NUMBER)

 300 WEST LOCKLING, BROOKFIELD, MISSOURI                  64628-2305
---------------------------------------------       ---------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


        ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (816) 258-3311
                                                         --------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                    ---------------------------------------
                                (Title of Class)

Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Check here if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended September 30, 1996 were $4.0 million.

Based on the most recent sale of the common stock at a price of $16.75 per share, the aggregate market value of the voting stock held by non-affiliates on December 13, 1996 was $2.1 million. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates. On such date, 313,040 shares of the common stock were issued and 290,038 shares outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [_]  No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of Proxy Statement for 1997 Annual Meeting of Stockholders. (Part III)

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

     THE COMPANY. First Missouri Bancshares, Inc. (the "Company") was incorporated under the laws of the State of Delaware in November 1993 at the direction of the Board of Directors of First Missouri Federal Savings and Loan Association (the "Association") for the purpose of serving first as a holding company for the Association upon its conversion from mutual to stock form (the "Conversion"), and then as a bank holding company upon the subsequent conversion of the Association to a national bank (the "Bank Conversion") known as First Missouri National Bank (the "Bank"). Unless otherwise stated herein, references to the Bank refer to the Bank and its predecessor, the Association. The Company is registered with and subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA").

     The Company does not engage in any significant activity other than holding the stock of the Bank, certain liquid assets and a note receivable from the Bank's employee stock ownership plan (the "ESOP"). Accordingly, the information set forth herein, including financial statements and related data, relates primarily to the Bank. At September 30, 1996, the Company had consolidated total assets of $47.1 million, deposits of $38.0 million and stockholders' equity of $5.4 million.

     The executive offices of the Company and the Bank are located at 300 West Lockling, Brookfield, Missouri 64628-2305, and its main telephone number is
(816) 258-3311.

     THE BANK. The Bank is the successor to the Association which was originally chartered as a federally chartered savings and loan association in 1934 and operated as such until the Bank Conversion in 1994. The Bank operates out of its sole office in Brookfield, Missouri, located in Linn County, and is also active in the adjoining counties of Sullivan, Chariton, Macon and Livingston Counties, Missouri. The Bank's market area is primarily rural and agricultural.

     The principal business of the Bank consists of attracting deposits from the general public and investing these funds in loans secured by first mortgages on one- to four-family residences in the Bank's market area. At September 30, 1996, such loans comprised 38.45% of the Bank's gross loan portfolio. To an increasing extent, however, the Bank also originates agricultural real estate and operating loans because of the farming needs of the surrounding community. Such loans comprised 31.31% of the Bank's gross loan portfolio at September 30, 1996. Further, the Bank originates commercial real estate loans which, at September 30, 1996, comprised 12.88% of the Bank's gross loan portfolio. The Bank's origination of agricultural and commercial loans arises from a local demand for non-residential loans, increased competition in the residential mortgage loan area from commercial banks and mortgage brokers, and management's perception of modest anticipated growth in residential loan demand within the Bank's market area. The Bank derives its income principally from interest earned on loans and other interest earning assets.

     The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") up to the applicable limits for each depositor. The Bank is subject to comprehensive examination, supervision, and regulation by the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC"). This regulation is intended primarily for the protection of depositors. The Bank is a member of the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank of Des Moines.

RECENT DEVELOPMENT

     During the quarter ended September 30, 1996, the Company incurred an after-tax charge of $144,000 as the result of the imposition of a special assessment by the FDIC to recapitalize the SAIF. The FDIC operates two deposit insurance funds: the Bank Insurance Fund ("BIF") which generally insures the deposits of commercial banks and the SAIF which generally insures the deposits of savings associations. Since the Bank was originally chartered as a savings association, its deposits are insured by the SAIF rather than the BIF. Because the reserves of the SAIF have been below statutorily required minimums, institutions with SAIF-assessable deposits, like the Bank, have been required to pay substantially higher deposit insurance premiums than institutions with deposits insured by the BIF for the past several semi-annual periods. In order to recapitalize the SAIF and address the premium disparity, the recently-enacted Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995.

     The FDIC has proposed a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for institutions in the lowest risk assessment classification would be reduced to zero and institutions in the highest risk assessment classification will be assessed at the rate of 27 basis points. Until December 31, 1999, however, SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for FICO obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

     The Deposit Insurance Funds Act of 1996 provides that the BIF and the SAIF will be merged into a single Deposit Insurance Fund effective December 31, 1999 but only if there are no insured savings associations on that date. The legislation directs the Department of Treasury to make recommendations to Congress by March 31, 1997 for the establishment of a single charter for banks and thrifts. The Bank cannot predict what the effect of this legislation will be on the Bank.

LENDING ACTIVITIES

     GENERAL. The primary lending activities of the Bank are the origination of conventional mortgage loans for the purpose of constructing, purchasing, or refinancing owner-occupied, one- to four-family residential real estate located in the Bank's primary market area and, to an increasing extent, agricultural financing including mortgage loans secured by agricultural real estate and agricultural loans for operating purposes secured by farm equipment, supplies, crops or livestock. The Bank also originates loans secured by commercial real estate and consumer loans.

     The Bank continues to offer such loans, although it still sometimes originates fixed-rate residential mortgage loans. Of residential mortgage loans, approximately 69.32% had adjustable rates, and the Bank intends to continue this trend. Residential mortgage loans generally are underwritten by the Bank using loan documents conforming to Federal National Mortgage Association ("FNMA") standards. In addition, the Bank originates agricultural and commercial real estate and other loans. At September 30, 1996, $14.0 million, or 38.45%, of the Bank's gross loan portfolio, were one- to four-family residential mortgage loans. At that date, agricultural real estate and operating loans totaled $11.4 million, or 31.31%, of the gross loan portfolio, and commercial real estate loans totalled $4.7 million, or 12.88% of the gross loan portfolio.

     The Bank originates loans for its own portfolio rather than for sale, although it has sold participations in certain commercial loans to comply with loan-to-one-borrower limitations. The Bank also infrequently purchases single-family residential mortgage loans for its portfolio.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. As of September 30, 1996, the Bank had no concentration of loans exceeding 10% of total loans that are not otherwise disclosed below.

                                                                   AT SEPTEMBER 30,
                                             ------------------------------------------------------------
                                                    1996                 1995                 1994
                                             ------------------   ------------------   ------------------
                                              AMOUNT       %       AMOUNT       %       AMOUNT       %
                                             --------   -------   --------   -------   --------   -------
                                                                (DOLLARS IN THOUSANDS)
Real estate loans:
    One- to four-family residential (1)...   $14,010     38.45%   $12,788     38.81%   $11,835     38.88%
    Multi-family residential..............       701      1.92        710      2.15        679      2.23
    Agricultural..........................     7,341     20.15      7,147     21.68      6,446     21.17
    Commercial............................     4,694     12.88      4,015     12.18      3,952     12.98
    Construction..........................       621      1.70        126      0.38        446      1.47

Agricultural business.....................     4,066     11.16      3,408     10.34      3,477     11.42
Commercial business.......................     2,447      6.72      2,544      7.72      1,562      5.13

Consumer loans:
  Automobile..............................     1,720      4.72      1,326      4.02      1,244      4.09
  Other...................................       836      2.30        897      2.72        802      2.63
                                             -------    ------    -------    ------    -------    ------
                                              36,436    100.00%    32,961    100.00%    30,443    100.00%
                                                        ======               ======               ======

Less:
  Discounts...............................        --                   (1)                  (3)
  Loan loss reserve.......................      (370)                (301)                (265)
                                             -------              -------              -------
     Total................................   $36,066              $32,659              $30,175
                                             =======              =======              =======

--------------------
(1) Does not include mortgage-backed securities at September 30, 1996, 1995 and 1994 of $2.7 million, $4.3 million and $4.4 million, respectively. See "Mortgage-Backed Securities."


     LOAN MATURITIES. The following table sets forth information at September 30, 1996 regarding the dollar amount of loans maturing in the Bank's portfolio, based on contractual terms to maturity. The table does not include prepayments or scheduled principal amortization. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                           ONE YEAR     ONE TO     OVER FIVE
                           OR LESS    FIVE YEARS     YEARS      TOTAL
                           --------   ----------   ---------   -------
                                         (IN THOUSANDS)

Real estate loans.......    $18,089       $4,577      $4,701   $27,367
Non real estate loans...      5,674        3,221         174     9,069
                            -------       ------      ------   -------
    Total...............    $23,763       $7,798      $4,875   $36,436
                            =======       ======      ======   =======

     Scheduled contractual principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of long-term loans is substantially less than their contractual terms, due to prepayments. In addition, due-on-sale clauses in mortgage loans generally give the Bank the right to declare a conventional loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

     LOAN PORTFOLIO SENSITIVITY. The following table sets forth the dollar amount of the loans maturing subsequent to the year ending September 30, 1997 between those with predetermined interest rates and those with floating or adjustable interest rates.

                           PREDETERMINED     FLOATING OR
                               RATES       ADJUSTABLE RATES    TOTAL
                           -------------   ----------------   -------
                                            (IN THOUSANDS)

Real estate loans.......       $5,765          $3,513         $ 9,278
Non real estate loans...        3,355              40           3,395
                               ------          ------         -------
    Total...............       $9,120          $3,553         $12,673
                               ======          ======         =======

     ORIGINATIONS, PURCHASES AND SALES OF LOANS. All of the Bank's loans are originated through its sole office and are attributable to depositors, walk-in customers, advertising and the Bank's reputation in its market area. All loan applications are evaluated by the Bank's staff and its loan committee to ensure compliance with the Bank's underwriting standards.

     The Bank generally discontinued fixed-rate lending in 1984 and, since that time, has primarily originated its residential mortgage loans on an adjustable-rate basis. It has also originated approximately $1.0 million of 15-year fixed-rate residential mortgage loans funded with interim FHLB advances to minimize the Bank's related interest rate risk. The Bank's agricultural, commercial, consumer and other loans are also originated with adjustable interest rates.
All of the Bank's loan are originated for its own portfolio rather than for sale, although residential mortgage loans are originated using standard FNMA documentation.

     The Bank generally does not originate or purchase loans for sale. The Bank is not an approved FNMA seller/servicer. However, to comply with its loan-to-one-borrower limitations while meeting customer demand, the Bank has sold participations in several commercial loans. Such participations are sold without recourse, with the Bank retaining the servicing rights.

     The following table sets forth certain information with respect to the Bank's loan originations, purchases and sales during the periods indicated.


                                        YEAR ENDED SEPTEMBER 30,
                                       ---------------------------
                                        1996      1995      1994
                                       -------   -------   -------
                                             (IN THOUSANDS)
Loans originated:
  Real estate loans:
    Construction loans..............   $    72   $   191   $   561
    One- to four-family.............     4,285     5,968     4,377
    Multi-family....................       198        --        --
    Non-residential and other (1)...     3,889     3,872     2,475
  Consumer loans....................     3,107     2,377     2,015
  Commercial loans..................     2,862     3,402     2,286
                                       -------   -------   -------
     Total loans originated.........   $14,413   $15,810   $11,714
                                       =======   =======   =======

Loans purchased:
  Real estate loans:
  One- to four-family loans.........   $    --   $    --   $    --
                                       -------   -------   -------
     Total loans purchased..........   $    --   $    --   $    --
                                       =======   =======   =======

Loans sold:
  Participation loans...............   $   269   $    --   $ 2,145
                                       =======   -------   -------
     Total loans sold...............   $   269   $    --   $ 2,145
                                       =======   =======   =======

--------------------
(1)  Consists of both agricultural and commercial loans.

     ONE- TO FOUR-FAMILY RESIDENTIAL LENDING. The Bank has historically been and continues to be an originator of loans secured by first mortgages on existing one- to four-family residences in the Bank's market area. The Bank also makes limited amounts of loans for the construction of such residences.
The purchase price or appraised value of most of such residences historically has been between $15,000 and $85,000, with the Bank's loan amounts averaging approximately between $35,000 and $40,000. At September 30, 1996, $14.0 million, or 38.45%, of the Bank's total loans were secured by one- to four-family residences, a substantial majority of which were existing, owner-occupied, single-family residences in the Bank's market area. Since 1984, the Bank has primarily originated adjustable-rate residential mortgage loans rather than fixed-rate loans to minimize its interest rate risk exposure. At September 30, 1996, $9.5 million, or 67.74% of the Bank's one- to four-family residential loans had adjustable interest rates, and $4.5 million, or 32.26%, had fixed-rates.

     The Bank's one- to four-family residential mortgage loans generally are for terms of 10 to 20 years, amortized on a monthly basis, with principal and interest due each month. The vast majority of loans for the purpose of purchasing properties are for 20 year terms and with adjustable rates.
Borrowers may refinance or prepay loans at their option without penalty. These loans customarily contain "due-on-sale" clauses which permit the Bank to accelerate repayment of a loan upon transfer of ownership of the mortgaged property.

     The Bank's lending policies generally limit the maximum loan-to-value ratio on one- to four-family residential mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price, with private mortgage insurance required on loans with loan-to-value ratios in excess of 90%. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is limited to 80%.

     Rates on the Bank's adjustable-rate one- to four-family residential loans adjust on a one-year or three-year basis, with a majority of the rate adjustments indexed to the prime rate as set forth in The Wall Street Journal,
                                                      -----------------------
plus a margin of 0 to 2.5 percentage points. The rates at which interest accrues on these loans are adjustable once a year or every three years, generally with limitations on adjustments of either two percentage points per adjustment period and six percentage points over the life of the loan or one percentage point per adjustment period and five percentage points over the life of the loan.

     The retention of adjustable-rate loans in the Bank's portfolio helps reduce the Bank's exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. During periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. In addition, although adjustable-rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limitations contained in the adjustable-rate mortgage notes. Accordingly, there can be no assurance that yields on the Bank's adjustable-rate loans will fully adjust to compensate for increases in the Bank's cost of funds. Finally, adjustable-rate loans increase the Bank's exposure to decreases in prevailing market interest rates, although decreases in the Bank's cost of funds tend to offset this effect.

     The Bank also offers construction loans to qualified borrowers for construction of one- to four-family residences in the Bank's market area. Typically, the Bank limits its construction lending to a local builder for the construction of a single-family dwelling where a permanent purchase commitment has been obtained and to individuals building their primary or secondary residences. Generally, the Bank does not lend to contractors for housing construction unless the house has been presold. Residential construction loans generally have adjustable interest rates and are underwritten in accordance with the same standards as the Bank's mortgages on existing properties, except the loans generally provide for disbursement in stages during a construction period of up to 12 months, during which period the borrower is required to make periodic payments of accrued interest on the outstanding loan balance. Construction loans generally have a maximum loan-to-value ratio upon completion of 85%. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property. While the Bank's construction loans generally require repayment in full upon the completion of construction, the Bank generally converts construction loans to permanent loans following construction.

     Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.
Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the construction. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value upon completion which is insufficient to assure full repayment. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's market area and by limiting the aggregate amount of outstanding construction loans.

     AGRICULTURAL LENDING. Since the mid-1980s, the Bank has emphasized the origination of agricultural loans both for the purchase or refinancing of agriculture-related real estate and for operating purposes. At September 30, 1996, the Bank had $7.3 million in agricultural real estate loans, or 20.15% of its gross loan portfolio, and $4.1 million in other agricultural loans, or 11.16% of the Bank's gross loan portfolio. The Bank's year-end balance of agricultural real estate loans increased from $7.1 million at September 30, 1995 to $7.3 million at September 30, 1996.

     Agricultural real estate loans are primarily secured by first liens on farmland or buildings thereon located in the Bank's market area. Loans are generally written in amounts up to 70% of the appraised value of the property for terms of up to 20 years. Interest rates on the Bank's agricultural loans adjust every year or every three years according to an interest rate index determined by the Bank which is based in part on the competing interest rates offered by the Farm Credit System, a cooperative lending entity that makes loans to farmers, and other area lenders. In originating an agricultural real estate loan, the Bank considers the debt service coverage of the borrower's cash flow and the appraised value of the underlying property as well as the Bank's experience with and knowledge of the borrower. The average size of an agricultural real estate loan originated by the Bank is between $50,000 and $100,000. The Bank will limit the size of loans to its loan-to-one-borrower limits, with any excess loan amount sold as participations.

     Agricultural operating loans are made to finance the acquisition of farm equipment, seed, fertilizer, cattle, feed, and operating expenses of a farm over the course of a year. As with agricultural real estate loans, the Bank has been making these types of loans to satisfy the demand of its market area. The Bank has particularly emphasized agricultural operating loans over the past four years and intends to continue such emphasis. Loans may have either fixed or variable terms, with interest rate adjustments based on the same index as agriculture real estate loans. Because such loans are made to finance a farm's annual operations, they are written on a one-year renewable basis and renewal is dependent upon timely repayment of the then-outstanding advances.

     In underwriting agricultural operating loans, the Bank considers the cash flow of the borrower based upon the farm's income stream as well as the value of collateral used to secure the loan. Collateral generally consists of the cash crops produced by the farm, such as soybeans (the most prevalent crop in the Bank's market area), corn, wheat, and cow/calf production. In addition to considering cash flow and obtaining a security interest in the farm's cash crop, the Bank may also collateralize an operating loan with the farm's operating equipment, breeding stock, real estate, and federal agricultural program payments to the borrower.

     Agricultural real estate loans are generally larger than and involve a greater degree of risk than owner-occupied, single-family residential mortgage loans. Payments on an agricultural real estate loan depend to a large degree on the results of operations of the related farm, and repayment is also subject to adverse economic or weather conditions as well as market prices for agricultural products, which can be highly volatile. In addition, the value of collateral securing agricultural real estate loans may be affected in the coming years by the gradual release of farmland from the federal government's Conservation Reserve Program, which began in the mid-1980s and pays farmers to keep their land out of farming production for a ten-year period. Because such farmland will be released gradually over a ten year period beginning in 1995 and because of the anticipated high economic costs associated with preparing such farmland for active cultivation that may discourage renewed farming thereon, management does not anticipate that release of this land will have any significant effect on the value of its current collateral.

     Agricultural operating loans also depend in part upon the successful operation of the underlying business. Such operation depends, in turn, upon the ability of the relevant farmer, the impact of government regulations and subsidies, and weather conditions.

     COMMERCIAL AND MULTI-FAMILY REAL ESTATE LENDING. The Bank has been active in origination of loans secured by commercial real estate. The largest concentration of commercial real estate loans (approximately $4.0 million) consists of loans secured by motels, truck stops, office buildings and other commercial properties within the Bank's market area and loans secured by an area grocery store. Although the Bank has also made loans secured by multi-family properties, it has not actively pursued this form of lending.

     The Bank's balance of commercial real estate loans has increased slightly from the prior year. At September 30, 1996, commercial real estate loans amounted to $4.7 million, or 12.88% of the Bank's total loan portfolio, as compared to $4.0 million, or 12.18% at September 30, 1995. Commercial real estate loans generally have a term and amortization of 10 to 20 years and are made with interest rates that adjust annually based upon the prime rate as reported in The Wall Street Journal, plus a margin of 1% to 2%.
            -----------------------

     The Bank's multi-family residential loans are primarily secured by apartment buildings within the Bank's market area. A portion of these loans represent participations purchased from another bank while the remainder were originated by the Bank. All such loans generally have 15 to 20- year terms with fixed or adjustable rates.

     Commercial and multi-family real estate lending entails significant additional risks as compared to owner-occupied, one- to four-family residential lending. For example, such loans typically involve large loans to single borrowers or related borrowers, the payment experience on such loans is typically dependent on the successful operation of the project, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property and multi-family residential units. To minimize these risks, the Bank generally limits itself to its market area and to borrowers with which it has substantial experience or who are otherwise well known to the Bank. It is the Bank's current policy to obtain personal guarantees and annual financial statements from all principals obtaining commercial real estate loans.

     Under federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to the greater of 15% (25% if the security has a readily ascertainable value) of unimpaired capital and surplus. At September 30, 1996, the Bank's loan-to-one-borrower limit was $791,000. At September 30, 1996, the Bank had eight borrowers with aggregate
balances in excess of $400,000.   Approximately $1.1 million of these loans were
to two unrelated borrowers and are secured primarily by farm real estate. Approximately $560,000 of such loans is secured by a hotel, loans totaling $470,000 are to two borrowers and are secured by truck stop/restaurant real estate, loans of approximately $485,000 to one borrower are secured primarily by a single-family residence and commercial buildings, a loan of approximately $502,000 is secured by a funeral home, a loan of approximately $497,000 is secured by a nursing home and a loan of approximately $466,000 is secured by commercial real estate. At September 30, 1996, each of these loans was current, and none has been delinquent.

     COMMERCIAL BUSINESS LOANS. The Bank originates non-agricultural commercial business loans to small and medium sized businesses in its market area. At September 30, 1996, the Bank's non-agricultural commercial business loans amounted to $2.4 million, or 6.72%, of the Bank's gross loan portfolio, as compared to $2.5 million or 7.72% of the gross loan portfolio, at September 30, 1995.

     Commercial business loans are generally made to finance the purchase of inventory, new or used equipment and for short-term working capital. The Bank's commercial business loan borrowers include manufacturing companies and other local businesses. Such loans are generally secured by assets other than real estate, although loans are sometimes granted on an unsecured basis. Loans made to finance the purchase of equipment are generally written on an installment basis for terms of three to five years and with interest rates adjustable at least annually based upon the New York prime rate as set forth in The Wall Street Journal or based upon the Bank's own index as
                -----------------------
determined by reference to such prime rate and competitive rates in the Bank's market area.

     At September 30, 1996, the Bank's two largest outstanding commercial business loans totaled approximately $780,000 and were made for operating purposes to manufacturing companies located in the Bank's market area. Such loans were performing according to their terms at September 30, 1996. Most of the Bank's commercial loans range in size from $50,000 to $100,000.

     Commercial business loans may involve greater risk than other types of lending. Because payments on such loans are often dependent on successful operation of the business involved, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. The Bank seeks to minimize these risks through its underwriting guidelines, which require that the loan be supported by adequate cash flow of the borrower, profitability of the business, collateral and personal guarantees of the individuals in the business. In addition, the Bank limits this type of lending to its market area and to borrowers with which it has substantial experience or who are otherwise well known to the Bank.

     CONSUMER LENDING. The Bank's consumer loans primarily consist of loans secured by automobiles or by savings accounts at the Bank. The Bank also makes a limited number of unsecured and secured personal loans and loans secured by mobile homes. Each of such loans complies with the Bank's underwriting criteria and are for terms ranging from one to five years.

     Automobile loans are generally made with fixed interest rates for terms not to exceed five years on new autos and shorter terms for used autos. Loans on savings accounts are usually made up to 90% of the account balance or the amount of the certificate of deposit, as applicable, with rates generally 2% above the rate paid on the account.

     Consumer loans generally involve more risk than first mortgage loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against the Bank, and a borrower may be able to assert against the Bank claims and defenses which it has against the seller of the underlying collateral. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral.

     LOAN SOLICITATION AND PROCESSING. The Bank's loans are originated through the Bank's personnel and are attributable to depositors, walk-in customers, advertising, and the general reputation of the Bank in its market area. Loan applications are accepted only at the Bank's sole office.

     Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. It is the Bank's policy to obtain an appraisal of the real estate intended to secure a proposed mortgage loan from a fee appraiser approved by the Bank.

     It is the Bank's policy to record a lien on the real estate securing the loan and to obtain either a title insurance policy which insures that the property is free of prior encumbrances or attorneys' title opinions. For non-real estate loans, the Bank obtains liens on property, equipment, crops, and supplies, depending upon their availability, to secure the related agricultural, commercial or consumer loan. Borrowers must also obtain hazard insurance policies prior to closing. Most borrowers are also required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes.

     The Board of Directors has overall responsibility and authority for general supervision of the Bank's loan policies. The Board has established written lending policies for the Bank. Under such policies, loan officers of the Bank have the authority to approve loans up to various levels ranging from $25,000 to $50,000, with amounts above those levels subject to review and approval by the Bank's loan committee consisting of Director G.W. Elson, President Mark Smith, Vice Presidents Harry Holderieath and Paul Rogers, and Tom Devoy, Loan Officer of the Bank. In practice, because of the availability of its members and the daily frequency of meetings, the committee reviews for approval each loan made by the Bank regardless of size.

     Loan applicants are promptly notified of the decision of the Bank. It has been management's experience that most approved loans are funded.

     INTEREST RATES AND LOAN FEES. Interest rates charged by the Bank on mortgage loans are primarily determined by competitive loan rates offered in its market area. Mortgage loan rates reflect factors such as prevailing market interest rate levels, the supply of money available to the industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the federal government, including the Federal Reserve Board, the general supply of money in the economy, tax policies and governmental budget matters.

     The Bank generally does not charge loan origination fees in excess of 1.0% of principal for the majority of its loans. Fees may be charged for commercial and agricultural loans because of the extent of allotted underwriting work. The Bank does, however, charge fees for related services at the time of loan origination such as legal, appraisal and recording fees. The Bank also does not charge a fee for issuing loan commitments. The Bank does not anticipate that loan fee income will represent a significant source of income in the future.

     COLLECTION POLICIES. When a borrower fails to make a payment on a loan, the Bank generally takes immediate steps to have the delinquency cured and the loan restored to current status. Once the payment grace period has expired (in most instances 15 days after the due date), a late notice is mailed to the borrower within five business days, and a late charge of five percent of the payment is imposed, if applicable. If payment is not promptly received, the borrower is contacted, and efforts are made to formulate an affirmative plan to cure the delinquency. If a loan becomes 30 days in default, a letter is mailed to the borrower requesting payment by a specified date. At this time, the borrower is contacted by telephone and in person, if feasible. If a mortgage loan becomes 90 days past due, a letter is sent to the borrower demanding payment by a certain date and indicating that a foreclosure suit will be filed if the deadline is not met. If payment is not made, management may pursue foreclosure or other appropriate action. It has been the Bank's practice in such instances to work with the borrower where possible to bring the loan current without the Bank incurring any loss.

     ASSET CLASSIFICATION, ALLOWANCES FOR LOSSES AND NON-PERFORMING ASSETS. National banks are required to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. Assets which do not currently expose a national bank to a sufficient degree of risk to warrant classification but which do possess credit deficiencies or potential weaknesses deserving management's close attention are designated as special mention and subject to separate monitoring. Assets classified as substandard or doubtful require a national bank to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, a national bank must charge-off such amount. At September 30, 1996, the Bank had $972,000 of assets classified as substandard, no assets classified as doubtful, no assets classified as loss and $746,000 of assets designated as special mention. The aggregate of the aforementioned classifications and designations totaled $1,718,000.

     The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. The Bank's Asset Classification Committee, consisting of the Board chairman and members of management, reviews all assets at least on a quarterly basis, and makes resulting classification recommendations to the Board of Directors. The Board approves all classifications after its review of committee recommendations.

     In originating loans, the Bank recognizes that credit losses will occur and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate general allowance for loan losses based on, among other things, regular reviews of delinquencies and loan portfolio quality, character and size, the Bank's and the industry's historical and projected loss experience and current and forecasted economic conditions. The Bank increases its allowance for loan losses by charging provisions for possible losses against the Bank's income. Federal examiners may disagree with a national bank's allowance for loan losses.

     Management actively monitors the Bank's asset quality and charges off loans and properties acquired in settlement of loans against the allowances for losses on loans and such properties when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowances for losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     The Bank's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of the Bank's loans and evaluates the need to establish general allowances on the basis of this review. General allowances are established by the Board of Directors on at least a quarterly basis based on an assessment of risk in the Bank's loans taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market and economic conditions generally. Individual loans, or portions of loans, are charged-off when ultimate collection is considered improbable by management based on the current payment status of the loan and the fair value or net realizable value of the security for the loan.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                           YEAR ENDED SEPTEMBER 30,
                                         -----------------------------
                                          1996       1995       1994
                                         -------   --------   --------
                                            (DOLLARS IN THOUSANDS)

Balance at beginning of year..........   $  301    $   265    $   209
                                         ------    -------    -------

Loans charged off:
  Real estate -- mortgage:
    Residential.......................      (25)       (10)        (9)
    Commercial........................      (39)        --         (2)
  Commercial business.................       --         --         --
  Consumer............................       (6)        --         --
                                         ------    -------    -------
Total charge-offs.....................      (70)       (10)       (11)
                                         ------    -------    -------

Recoveries:
  Residential real estate.............       --          1         --
  Consumer............................        2         --         --
                                         ------    -------    -------
Total recoveries......................        2          1         --
                                         ------    -------    -------

Net loans charged-off.................      (68)        (9)       (11)
                                         ------    -------    -------

Provision for loan losses.............      137         45         67
                                         ------    -------    -------

Balance at end of year................   $  370    $   301    $   265
                                         ======    =======    =======

Ratio of net charge-offs to average
  net loans outstanding during
  the period..........................     0.20%      0.03%      0.04%
                                         ======    =======    =======

Ratio of allowance to total
  gross loans receivable..............     1.02%      0.91%      0.87%
                                         ======    =======    =======

Ratio of allowance to total
  nonperforming loans at year end.....    36.82%    112.31%    136.60%
                                         ======    =======    =======

     The following table allocates the allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                    AT SEPTEMBER 30,
                                            -----------------------------------------------------------------------
                                                      1996                    1995                     1994
                                                  -------------           -------------           -------------
                                                   PERCENT OF              PERCENT OF               PERCENT OF
                                                    LOANS IN                LOANS IN                 LOANS IN
                                                  EACH CATEGORY           EACH CATEGORY           EACH CATEGORY
                                                    TO TOTAL                TO TOTAL                 TO TOTAL
                                         AMOUNT   GROSS LOANS    AMOUNT   GROSS LOANS    AMOUNT    GROSS LOANS
                                         ------   -------------  ------   -------------  ------   -------------
                                                                 (DOLLARS IN THOUSANDS)
Real estate loans:
  One- to four-family residential.....     $ 87         38.45%     $ 90         38.81%     $ 86           38.88%
  Multi-family residential............        4          1.92         3          2.15         3            2.23
  Agricultural........................       55         20.15        53         21.68        48           21.17
  Commercial..........................       96         12.88        50         12.18        30           12.98
  Construction........................        4          1.70         1          0.38         2            1.47
Non real estate loans.................      124         24.90       104         24.80        96           23.27
                                           ----        ------      ----        ------      ----          ------
    Total allowance for loan losses...     $370        100.00%     $301        100.00%     $265          100.00%
                                           ====        ======      ====        ======      ====          ======

     Loans generally are placed on non-accrual status when deemed uncollectible (i.e., generally over 90 days past due). The Bank considers a loan to be in the process of collection for not more than 30 days, although a longer period may apply if management believes that the time and amount of interest is certain. The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. At these dates, the Bank did not have any restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15.

                                                          AT SEPTEMBER 30,
                                                     --------------------------
                                                       1996      1995     1994
                                                     --------   ------   ------
                                                       (DOLLARS IN THOUSANDS)
Loans accounted for on a non-accrual basis: (1)
  One to four-family residential..................    $    9    $  16    $  64
  Agricultural real estate........................        25       25       --
  Commercial real estate..........................       352       --       --
  Agricultural business...........................        --       18       --
  Commercial business.............................       107       28       98
                                                      ------    -----    -----
     Total........................................    $  493    $  87    $ 162
                                                      ------    -----    -----
Accruing loans which are contractually past
  due 90 days or more:
  One to four-family residential..................    $  288    $  39    $  20
  Commercial real estate..........................        --       98       --
  Agricultural business...........................       180        1       --
  Commercial business.............................        17       22       --
  Consumer........................................        27       21       12
                                                      ------    -----    -----
     Total........................................    $  512    $ 181    $  32
                                                      ------    -----    -----

Total of nonaccrual and 90 days past due loans....    $1,005    $ 268    $ 194
                                                      ======    =====    =====
Percentage of total loans.........................      2.76%    0.81%    0.64%
                                                      ======    =====    =====
Percentage of total assets........................      2.14%    0.62%    0.47%
                                                      ======    =====    =====

Other non-performing assets (2)...................    $   93    $  18    $  --
                                                      ======    =====    =====
Total non-performing assets.......................    $1,098    $ 286    $ 194
                                                      ======    =====    =====
Percentage of total assets........................      2.33%    0.66%    0.47%
                                                      ======    =====    =====

--------------------
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan.
(2) Other non-performing assets represents property acquired by the Bank through foreclosure or repossession. This property is carried at the lower of cost or fair value less estimated selling costs.

     Non-performing assets increased to $1.1 million at September 30, 1996 from $286,000 at September 30, 1995 reflecting an increase in non-accrual loans to $493,000 from $87,000 and an increase in accruing loans past due 90 days or more to $512,000 from $181,000. Non-accrual loans increased due to the placement of three commercial real estate loans secured by restaurants on non-accrual status. Two of these loans were to related borrowers who had filed for bankruptcy. The increase in accruing loans 90 days or more past due was primarily attributable to increases in the categories of one- to four-family mortgages (which increased to $288,000 from $39,000) and agricultural business loans (which increased to $180,000 from $1,000). Accruing agricultural business loans 90 days or more past due at September 30, 1996 consisted of two loans and accruing one- to four-family mortgages 90 days or more past due consisted of several loans none of which had a balance in excess of $50,000.

     During the fiscal year ended September 30, 1996, gross interest income of $46,000 would have been recorded on loans accounted for on a nonaccrual basis if such loans had been current throughout the period. Interest on such loans included in income during such periods amounted to approximately $39,000.

     At September 30, 1996, the Bank's management had identified approximately $1.7 million of loans, or 4.72% of the Bank's total loans, which were not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms. Such loans are included by the Bank on its "internal loan classification" list and thereby closely monitored for any adverse changes. At September 30, 1996, all of such loans were classified as substandard, doubtful or loss or were designated as special mention. The total of the Bank's classified loans and those loans on the Bank's "watch" list, was approximately $3.3 million at September 30, 1996.

     While management believes the Bank has established its existing loss allowances in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank's assets, will not make the Bank increase its loss allowance, thereby negatively affecting the Bank's reported financial condition, results of operations and regulatory capital.

MORTGAGE-BACKED SECURITIES

     The Bank maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association ("GNMA"), FNMA and Federal Home Loan Mortgage Corporation ("FHLMC") pass-through and participation certificates.
Such certificates are guaranteed by their respective agencies as to principal and interest. Mortgage-backed securities generally entitle the Bank to receive a pro rata portion of the cash flows from an identified pool of mortgages. The Bank has also invested in collateralized mortgage obligations ("CMOs") which are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities. The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. The Bank's CMOs are short-term maturity tranches collateralized by federal agency securities. Although mortgage-backed securities yield from 30 to 100 basis points less than the loans which are exchanged for such securities, they present substantially lower credit risk and are more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank. The Bank invests in mortgage-backed securities to supplement local loan demand.

     The following table sets forth the carrying value of the Bank's mortgage-backed securities at the dates indicated. See Note 3 of Notes to Consolidated Financial Statements.

                             AT SEPTEMBER 30,
                         ------------------------
                          1996     1995     1994
                         ------   ------   ------
                              (IN THOUSANDS)

GNMA..................   $  396   $  536   $  562
FHLMC.................       89      116      128
FHLMC and FNMA CMOs...    2,209    3,642    3,713
                         ------   ------   ------
     Total............   $2,694   $4,294   $4,403
                         ======   ======   ======

INVESTMENT ACTIVITIES

     The Bank is authorized to invest in assets other than loans, including investments in securities issued by various federal agencies and state and municipal governments, certificates of deposits in federally insured institutions, certain bankers' acceptances and sales of federal funds. The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and in mutual funds which invest only in permissible securities and other bank-eligible investments.

     The Bank maintains an investment portfolio in order to diversify its assets, manage cash flow, obtain yield and provide liquidity. Other investments include purchases of federal funds, federal government and agency securities and qualified deposits in other financial institutions. Investment decisions generally are made by the President and ratified by the Board of Directors.

     Prior to October 1, 1994, the Bank carried securities and mortgage-backed securities at cost, adjusted for amortization of premiums and accretion of discounts using the interest method over the term of the related security. Effective October 1, 1994, the Bank adopted SFAS No. 115 and classified a majority of its securities and mortgage-backed securities as available for sale to provide greater flexibility for asset/liability management, liquidity needs, reacting to changes in market rates and related prepayment risk, and changes in availability of and the yield on alternative investments. See Notes 1, 2 and 3 of Notes to Consolidated Financial Statements.

     The following table sets forth the carrying value of the Bank's securities at the dates indicated.

                                                         AT SEPTEMBER 30,
                                                     ------------------------
                                                      1996     1995     1994
                                                     ------   ------   ------
                                                          (IN THOUSANDS)

  Debt securities:
    U.S. Treasury and Federal agency securities...   $4,470   $2,891   $3,192
    State and municipal obligations...............      229      201      202
                                                     ------   ------   ------
      Total debt securities.......................    4,699    3,092    3,394
  Equity securities:
    Investment in preferred stock.................       42       40       19
                                                     ------   ------   ------
Total investments.................................   $4,741   $3,132   $3,413
                                                     ======   ======   ======

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's above debt securities at September 30, 1996.

                                                           AFTER ONE             AFTER FIVE
                                   ONE YEAR OR LESS      TO FIVE YEARS        THROUGH TEN YEARS        TOTAL SECURITIES PORTFOLIO
                                ---------------------  -------------------   ---------------------    -----------------------------
                                CARRYING    AVERAGE     CARRYING   AVERAGE     CARRYING    AVERAGE    CARRYING    MARKET    AVERAGE
                                 VALUE       YIELD       VALUE      YIELD       VALUE       YIELD       VALUE      VALUE     YIELD
                                --------   ----------   --------   --------   ----------   --------   ---------   -------   --------

                                                               (DOLLARS IN THOUSANDS)

U.S. Treasury and Federal
  agency securities..........       $799        4.88%     $1,440      6.32%       $2,231      7.01%      $4,470    $4,470      6.41%

State and municipal
  obligations................        150        4.73          79      4.42            --        --          229       228      4.62
                                    ----                  ------              ----------                 ------    ------
   Total                            $949        4.86%     $1,519      6.22%       $2,231      7.01%      $4,699    $4,698      6.32%

                                    ====                  ======              ==========                 ======    ======

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     GENERAL. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, interest payments and maturing investments. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by prevailing market interest rates and money market conditions.

     DEPOSITS. The Bank attracts deposits principally from within its market area by offering a variety of deposit instruments, including passbook and statement accounts and certificates of deposit which generally range in term from six months to four years. Deposit terms vary, principally on the basis of the minimum balance required, the length of time the funds must remain on deposit and the interest rate. The Bank also offers Individual Retirement Accounts ("IRAs").

     The Bank's policies are designed primarily to attract deposits from local residents rather than from outside the Bank's market area. The Bank does not accept deposits from brokers due to their rate sensitivity. The Bank's interest rates, maturities, service fees and withdrawal penalties on deposits are established by management on a periodic basis. Management determines deposit interest rates and maturities based on the Bank's funds acquisition and liquidity requirements, the rates paid by the Bank's competitors, the Bank's growth goals and applicable regulatory restrictions and requirements.

     Deposits in the Bank as of September 30, 1996 were represented by the various programs described below.

  MINIMUM                                       MINIMUM                   PERCENTAGE OF
   TERM                 CATEGORY                 AMOUNT       BALANCES   TOTAL DEPOSITS
-----------   -----------------------------   -------------   --------   ---------------

None          Non-Interest NOW Accounts              $  100    $   964             2.54%
None          NOW Accounts                              500        590             1.55
None          Super NOW Accounts                      1,000      1,036             2.72
None          Money Market Deposit Accounts           1,000      5,265            13.85
None          Passbook/Statement Accounts               100      1,123             2.95

              CERTIFICATES OF DEPOSIT
              -----------------------

3-month       Fixed-Term, Fixed-Rate                    500        377             0.99
6-month       Fixed-Term, Fixed-Rate                    500      5,694            14.97
12-month      Fixed-Term, Fixed-Rate                    500     10,062            26.46
18-month      Fixed-Term, Fixed-Rate                    500      1,798             4.73
30-month      Fixed-Term, Fixed-Rate                    500      1,862             4.90
48-month      Fixed-Term, Fixed-Rate                    500      3,770             9.91

60-month      Fixed-Term, Fixed-Rate                    500      1,386             3.65
6-month       Fixed-Term, Fixed-Rate-IRA                             2             0.01
12-month      Fixed-Term, Fixed-Rate-IRA                500        345             0.91
18-month      Fixed-Term, Fixed-Rate-IRA                500      1,824             4.80
30-month      Fixed-Term, Fixed-Rate-IRA                500         98             0.26
48-month      Fixed-Term, Fixed-Rate-IRA                500        447             1.17
60-month      Fixed-Term, Fixed-Rate-IRA                500        106             0.28
60-month      One time step-up rate                              1,275             3.35
                                                               -------           ------
                                                               $38,024           100.00%
                                                               =======           ======

       The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

                                                               INCREASE
                                BALANCE AT                    (DECREASE)       BALANCE AT
                               SEPTEMBER 30,      % OF      FROM SEPTEMBER    SEPTEMBER 30,       % OF
                                   1996         DEPOSITS       30, 1995           1995          DEPOSITS
                               -------------    --------    --------------    -------------     --------
                                                                           (DOLLARS IN THOUSANDS)
Non-interest bearing NOW
 accounts....................     $   964          2.54%       $     (95)        $ 1,059           2.94%
NOW and super NOW accounts...       1,626          4.28              205           1,421           3.94
Money market deposit accounts       5,265         13.85              241           5,024          13.95
Passbook/statement accounts..       1,123          2.95              108           1,015           2.82
Jumbo certificates...........       6,602         17.36            1,208           5,394          14.97
IRA certificates.............       2,822          7.42               (7)          2,829           7.85
Other certificates...........      19,622         51.60              339          19,283          53.53
                                  -------        ------        ---------         -------         ------
                                  $38,024        100.00%       $   1,999         $36,025         100.00%
                                  =======        ======        =========         =======         ======
                                 INCREASE
                                (DECREASE)       BALANCE AT
                              FROM SEPTEMBER    SEPTEMBER 30,       % OF
                                 30, 1994           1994          DEPOSITS
                              --------------    -------------     --------
Non-interest bearing NOW
 accounts....................    $     407         $   652          1.96%
NOW and super NOW accounts...         (255)          1,676          5.03
Money market deposit accounts       (1,093)          6,117         18.36
Passbook/statement accounts..          (24)          1,039          3.12
Jumbo certificates...........          462           4,932         14.81
IRA certificates.............          299           2,530          7.59
Other certificates...........        2,916          16,367         49.13
                                 ---------         -------        ------
                                 $   2,712         $33,313        100.00%
                                 =========         =======        ======

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1996.

                                                    CERTIFICATES
                MATURITY PERIOD                      OF DEPOSIT
                ---------------                    --------------
                                                   (IN THOUSANDS)

                Three months or less............       $1,467
                Over three through six months...        1,059
                Over six through 12 months......        2,118
                Over 12 months..................        1,958
                                                       ------
                  Total.........................       $6,602
                                                       ======

     Of such deposits, $741,000 are from the State of Missouri. Management expects to replace some of these deposits as they mature with lower-cost savings deposits.

     Borrowings. Deposits historically have been the primary source of funds for the Bank's lending, investment and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Des Moines functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB system, the Bank is required to own stock in the FHLB of Des Moines and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLB of Des Moines are secured by the Bank's stock in the FHLB and a portion of the Bank's mortgage loan portfolio. At September 30, 1996, the Bank had advances outstanding from the FHLB of Des Moines with an aggregate balance of $3.0 million, a weighted average rate of 6.11% and a weighted average remaining contractual term of 1.8 years. Included in the advances is a $4.0 million line of credit repayable at maturity (August 8, 1997) and under which the Bank had borrowed $2.2 million at September 30, 1996 with interest payable monthly and computed daily based upon the FHLB's overnight line of credit rate (approximately 6.18% at September 30, 1996). See
Note 7 of Notes to Consolidated Financial Statements.

     The Bank is also a member of the Federal Reserve Bank of Kansas City from which it is also eligible to borrow in certain circumstances. The Bank, however, has not borrowed from the Federal Reserve Bank.

PERFORMANCE RATIOS

     The table below sets forth certain performance ratios of the Company at or for the years indicated.

                                                     AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                                   -----------------------------------------
                                                       1996           1995          1994
                                                   ------------   ------------   -----------

Return on assets (net earnings divided by
  average total assets).........................          0.65%          1.05%         0.46%
Return on equity (net earnings divided by
  average stockholders' equity).................          5.39%          8.10%         4.58%
Dividend payout ratio (dividends declared per
  share divided by net earnings per share)......         83.33%         56.60%           --%
Equity to assets ratio (average stockholders'
  equity divided by average total assets).......         12.05%         12.93%        10.09%

COMPETITION

     The Bank faces strong competition for deposits and loans. The Bank's principal competitors for deposits are commercial banks in its market area, as well as mutual funds and other investments. The Bank principally competes for deposits by offering a variety of deposit accounts, convenient business hours, customer service and a well trained staff. The Bank competes for loans with other depository institutions, as well as specialty mortgage lenders and brokers and consumer finance companies. The Bank principally competes for loans on the basis of interest rates and the loan fees it charges, the types of loans it originates and the convenience and service it provides to borrowers. In addition, the Bank believes it has developed strong relationships with the businesses, realtors and general public in its market area.

EMPLOYEES

     As of September 30, 1996, the Bank had 14 full-time and three part-time employees, none of whom was represented by a collective bargaining agreement.

                           SUPERVISION AND REGULATION

REGULATION OF THE COMPANY

     GENERAL. The Company is a bank holding company within the meaning of the BHCA. As such, the Company is registered with the Federal Reserve Board and subject to Federal Reserve Board regulation, examination, supervision and reporting requirements. As a bank holding company, the Company is required to furnish to the Federal Reserve Board annual and quarterly reports of its operations at the end of each period and to furnish such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Company is also subject to regular examination by the Federal Reserve Board.

     Under the BHCA, a bank holding company must obtain the prior approval of the Federal Reserve Board before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

     Effective September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency of 1994 (the "Riegle-Neal Act") allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Reigle-Neal Act also prohibits the Federal Reserve Board from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Reigle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Reigle-Neal Act. Under Missouri law, a bank holding company is prohibited from acquiring control of any bank if the bank holding company would control more than 13% of the total deposits of all depository institutions in the State of Missouri.

     Additionally, beginning on June 1, 1997, the federal banking agencies will be authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Reigle-Neal Act by adopting a law after the date of enactment of the Reigle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

     The BHCA also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The activities of the Company are subject to these legal and regulatory limitations under the BHCA and the Federal Reserve Board's regulations thereunder. Notwithstanding the Federal Reserve Board's prior approval of specific nonbanking activities, the Federal Reserve Board has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

     CAPITAL ADEQUACY. The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "Regulation of the Bank -- Capital Adequacy."

     DIVIDENDS AND DISTRIBUTIONS. The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality, and overall financial condition.

     Bank holding companies are required to give the Federal Reserve Board notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the bank holding company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve Board order, directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Bank holding companies whose capital ratios exceed the thresholds for "well capitalized" banks on a consolidated basis are exempt from the foregoing requirement if they were rated composite 1 or 2 in their most recent inspection and are not the subject of any unresolved supervisory issues.

REGULATION OF THE BANK

     GENERAL. As a national bank, the Bank is subject to the primary supervision of the OCC under the National Bank Act. The OCC regularly examines the operations of the Bank, including but not limited to capital adequacy, reserves, loans, investments and management practices. These examinations are for the protection of the Bank's depositors and not its shareholders. In addition, the Bank is required to furnish quarterly and annual reports to the OCC. The OCC's enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

     The Bank is a member of the Federal Reserve System and its deposits are insured by the FDIC to the legal maximum of $100,000 for each insured depositor. Some of the aspects of the lending and deposit business of the Bank that are subject to regulation by the Federal Reserve Board and the FDIC include reserve requirements and disclosure requirements in connection with personal and mortgage loans and savings deposit accounts. In addition, the Bank is subject to numerous federal and state laws and regulations which set forth specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms and discrimination in credit transactions.

     CAPITAL ADEQUACY. The Federal Reserve Board and the OCC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and national banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

     The regulations of the Federal Reserve Board and the OCC require bank holding companies and national banks, respectively, to maintain a minimum leverage ratio of "Tier 1 capital" (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. Although setting a minimum 3.0% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the Federal Reserve Board has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

     The risk-based capital rules of the Federal Reserve Board and the OCC require bank holding companies and state member banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders' equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain purchased mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock.

     The risk-based capital regulations assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk categories based principally on the degree of credit risk associated with the obligor. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50% and 100%. These computations result in the total risk-weighted assets. The risk-based capital regulations require all banks and bank holding companies to maintain a minimum ratio of total capital to total risk-weighted assets of 8%, with at least 4% as core capital. For the purpose of calculating these ratios: (i) supplementary capital will be limited to no more than 100% of core capital; and (ii) the aggregate amount of certain types of supplementary capital will be limited. In addition, the risk-based capital regulations limit the allowance for loan losses includable as capital to 1.25% of total risk-weighted assets.

     OCC regulations and guidelines additionally specify that national banks with significant exposure to declines in the economic value of their capital due to changes in interest rates may be required to maintain higher risk-based capital ratios. The federal banking agencies, including the OCC, have proposed a system for measuring and assessing the exposure of a bank's net economic value to changes in interest rates. The federal banking agencies, including the OCC, have stated their intention to propose a rule establishing an explicit capital charge for interest rate risk based upon the level of a bank's measured interest rate risk exposure after more experience has been gained with the proposed measurement process. Federal Reserve Board regulations do not specifically take into account interest rate risk in measuring the capital adequacy of bank holding companies.

     The OCC has issued final regulations which classify national banks by capital levels and which provide for the OCC to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank's capital levels are below these standards. A national bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of September 30, 1996, the Bank was well-capitalized as defined by the OCC's regulations.

     For information regarding the Bank's compliance with its regulatory capital requirements, see Note 11 of Notes to Consolidated Financial Statements.

     BRANCHING. Under the McFadden Act of 1927, national banks may only establish branches to the extent specifically authorized by statute for banks chartered by the state in which the national bank is located and subject to the restrictions as to location imposed by state law on state banks. Missouri law provides that Missouri banks may maintain and operate branches without restriction. The Reigle-Neal Act authorizes the OCC and FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The Reigle-Neal Act also requires the appropriate federal banking agencies to prescribe regulations by June 1, 1997 which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations must include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

     DIVIDEND LIMITATIONS. Pursuant to the National Bank Act, no national bank may pay dividends from its paid-in capital. All dividends must be paid out of current or retained net profits, after deducting reserves for losses and bad debts. The National Bank Act further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of a bank's net profits for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-year periods in the case of annual dividends, are transferred to the surplus fund. Prior OCC approval is required for the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for that year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. In addition, the Bank is prohibited by federal statute from paying dividends or making any other capital distribution that would cause the Bank to fail to meet its regulatory capital requirements. Further, the OCC also has authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice.

     DEPOSIT INSURANCE. Because the Bank was a savings association prior to the Bank Conversion, its deposits continue to insured by the SAIF rather than by the Bank Insurance Fund ("BIF") which generally insured the deposits of national banks. The Bank is required to pay semi-annual assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

     Under the risk-based deposit insurance assessment system adopted by the FDIC, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations.
Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund.

     For the past several semi-annual periods, institutions with SAIF-assessable deposits, like the Bank, have been required to pay higher deposit insurance premiums than institutions with deposits insured by the BIF. In order to recapitalize the SAIF and address the premium disparity, the recently-enacted Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Bank incurred an after-tax expense of $144,000 during the quarter ended September 30, 1996.

     The FDIC has proposed a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

     TRANSACTIONS WITH AFFILIATES. Transactions between a national bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a national bank is any company or entity which controls, is controlled by or is under common control with the national bank. In a holding company context, the parent holding company of a national bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the national bank. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no national bank may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the national bank. The BHCA further prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

     LOANS TO DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS.
National banks are also subject to the restrictions contained in Section 22(h) and 22(g) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer or greater than 10% stockholder of a national bank and certain affiliated interests of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated interests, the bank's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a national bank, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the association with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval if required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also prohibits a depository institution from paying the overdrafts of any of its executive officers or directors. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the BHCA prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

ITEM 2.  PROPERTIES
-------------------

     The following table sets forth information regarding the Bank's sole office at September 30, 1996. The Bank owns all of its properties.


                                         NET BOOK
                                         VALUE AT
                                 YEAR    OWNED OR    SEPTEMBER     APPROXIMATE
                                OPENED    LEASED     30, 1996    SQUARE FOOTAGE
-----------------------------   ------   --------    ---------   --------------
                                 (IN THOUSANDS)

300 West Lockling                1989     Owned        $534          5,000
Brookfield


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     From time to time, the Bank is a party to various legal proceedings incident to its business. At September 30, 1996, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
----------------------------------------------------------------------------
MATTERS
-------

     At the present time, there is no established market in which shares of the Company's common stock are regularly traded. The latest sale price of the common stock known to the Company was $16.75 per share as of September 23, 1996. During the year ended September 30, 1996, cash dividends of $.46 and $.45 per share were paid on October 13, 1995 and April 17, 1996, respectively. During the year ended September 30, 1995, cash dividends of $.45 per share were paid on each of November 4, 1994 and April 20, 1995. Dividend payments by the

Company are dependent primarily on dividends received by the Company from the Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the OCC is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits for the preceding two years. At September 30, 1996, the Bank was required to obtain the approval of regulatory authorities for any dividends declared.

     As of November 15, 1996, the Company had approximately 97 stockholders of record. This does not reflect the number of persons or entities who hold stock in nominee or "street name."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

     GENERAL. The business of the Bank is that of a financial intermediary consisting primarily of attracting deposits from the general public and using such deposits to originate loans secured by one to four family residences and agricultural real estate, to a lesser extent, agricultural non real estate loans, consumer loans, and commercial real estate and non real estate loans.
The Bank's income is derived principally from interest earned on loans and, to a lesser extent, from interest earned on securities and mortgage-backed and related securities. The operations of the Bank are influenced significantly by general economic conditions and by policies of financial institution regulatory agencies, including the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC"). The Bank's cost of funds is influenced by interest rates on competing investments and general market interest rates. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered.

     The Bank's net interest income is dependent primarily upon the difference or spread between the average yield earned on loans, investment securities and the average rate paid on deposits, as well as the relative amounts of such assets and liabilities. First Missouri National Bank, as other financial institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.

     ASSET/LIABILITY MANAGEMENT. Key components of a successful asset/liability management strategy are the monitoring and managing of interest rate sensitivity of both the interest-earning asset and interest-bearing liability portfolios. Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities (consisting primarily of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest-earning assets (generally consisting of intermediate or long-term loans and investment securities). The regular evaluation of the sensitivity of net interest income to changes in interest rates is an integral part of the Company's interest rate risk management.

     The Bank has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities. In particular, the Bank's strategies are intended to stabilize net interest income for the long-term by protecting its interest rate spread against increases in interest rates. Such strategies include the origination for portfolio of one-year, adjustable-rate loans and the origination of other types of adjustable-rate and short-term loans with greater interest rate sensitivities than long-term, fixed-rate loans. Management intends to continue employing these strategies to minimize the potential negative impact on earnings due to interest rate fluctuations.

     Asset/liability management in the form of structuring cash instruments provides greater flexibility to adjust exposure to interest rates. During periods of high interest rates, management believes it is prudent to offer competitive rates on short-term deposits and less competitive rates for long-term liabilities. This posture allows the Bank to benefit quickly from declines in interest rates.

     The following table sets forth information regarding the projected maturities and repricing of the major asset and liability categories of the Bank as of September 30, 1996. The repricing and other assumptions are not necessarily representative of the Bank's actual results.

                                               THREE       OVER THREE       OVER ONE
                                              MONTHS     MONTHS THROUGH      THROUGH        AFTER
                                              OR LESS       ONE YEAR       FIVE YEARS    FIVE YEARS     TOTAL
                                             ---------   ---------------   -----------   -----------   --------
                                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Securities (1)..........................   $    176          $    749      $  1,543     $   2,231    $ 4,699
  Mortgage-backed securities..............         --                --           336         2,358      2,694
  Fixed rate loans (2)....................      2,335             3,519         4,245         4,875     14,974
  Adjustable rate loans (2)...............      4,834            13,075         3,553            --     21,462
  Other interest-earning  assets (3)......         --                99            --            95        194
                                             --------          --------      --------     ---------    -------
     Total................................      7,345            17,442         9,677         9,559     44,023
                                             --------          --------      --------     ---------    -------
Interest-bearing liabilities:
  Deposits................................     16,493            12,834         8,697            --     38,024
  Advances from FHLB......................         --             2,200           400           400      3,000
                                             --------          --------      --------     ---------    -------
     Total................................     16,493            15,034         9,097           400     41,024
                                             --------          --------      --------     ---------    -------
Interest sensitivity gap..................     (9,148)            2,408           580         9,159      2,999
                                             --------          --------      --------     ---------    -------
Cumulative interest sensitivity gap.......   $ (9,148)         $ (6,740)     $ (6,160)    $   2,999    $ 2,999
                                             ========          ========      ========     =========    =======
Ratio of interest-earning assets to
  interest-bearing liabilities............    (46.05)%           116.02%       106.38%     2,389.75%    107.31%
                                             ========          ========      ========     =========    =======
Ratio of cumulative gap to total assets...    (19.43)%          (14.30)%      (13.07)%         6.36%      6.36%
                                             ========          ========      ========     =========    =======

--------------------
(1)  Excludes equity securities.
(2)  Excludes unearned discounts on loans and allowance for losses.
(3) Includes interest-bearing deposits in other depository institutions and certificates of deposit.

     AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS AND RATES. The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

                                                           YEAR ENDED SEPTEMBER 30,
                                     ----------------------------------------------------------------
                                                   1996                               1995
                                     ------------------------------    ------------------------------
                                                             (DOLLARS IN THOUSANDS)
                                                            AVERAGE                           AVERAGE
                                     AVERAGE                 YIELD/    AVERAGE                 YIELD/
                                     BALANCE    INTEREST     COST      BALANCE    INTEREST     COST
                                     ----------------------------------------------------------------

INTEREST-EARNING ASSETS:
     Loans receivable                $34,032      3,250      9.55%    $31,108       2,841       9.13%
     Mortgage-backed and
       related securities              3,794        263      6.93%      4,368         304       6.96%
     Securities                        4,150        258      6.22%      3,389         208       6.14%
     Other interest-earning assets     1,242         32      2.58%      1,262          22       1.74%
                                     -------      -----      ----     -------       -----       ----
       Total interest-earning
          assets                      43,218      3,803      8.80%     40,127       3,375       8.41%
                                     -------      -----      ----     -------       -----       ----

INTEREST-BEARING LIABILITIES:
     NOW, Super NOW, and
       passbooks                       2,837         89      3.14%      2,138          64       2.99%
     Money market deposit
       accounts                        5,656        216      3.82%      5,311         196       3.69%
     Certificate accounts             28,387      1,643      5.79%     25,915       1,451       5.60%
                                     -------      -----      ----     -------       -----       ----

       Deposits                       36,880      1,948      5.28%     33,364       1,711       5.13%
     Advances from FHLB                1,405         86      6.12%      1,167          67       5.74%
                                     -------      -----      ----     -------       -----       ----
       Total interest-bearing
         liabilities                 $38,285      2,034      5.31%    $34,531       1,778       5.15%
                                     -------      -----      ----     -------       -----       ----

Net interest income before
  provision for loan losses                       1,769                             1,597
                                                  =====                             =====

Interest rate spread                                         3.49%                              3.26%
                                                             ====                               ====

Net earning assets                     4,933                            5,596
                                     =======                          =======

Net yield on average interest-
  earning assets                                             4.09%                              3.98%
                                                             ====                               ====

Ratio of average interest-
     earning assets to average
   interest- bearing liabilities      112.88%                          116.21%
                                     =======                          =======

     RATE/VOLUME ANALYSIS. The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes in volume (changes in volume multiplied by prior year's rate), rates (changes in rate multiplied by prior year's volume) and rate/volume (changes in rate multiplied by the changes in volume).

                                                     YEAR ENDED SEPTEMBER 30,
                                                 --------------------------------
                                                          1996 VS. 1995
                                                 --------------------------------
                                                    INCREASE (DECREASE) DUE TO
                                                 --------------------------------
                                                                    RATE/
                                                 VOLUME    RATE    VOLUME   TOTAL
                                                 ------    ----    ------   -----
                                                      (Dollars in thousands)
INTEREST INCOME:
     Loans receivable                             $267     $130     $12      $409
     Mortgage-backed and related securities        (40)      (1)      -       (41)
     Securities                                     47        2       1        50
     Other interest-earning assets                  (1)      11       -        10
                                                 -----     ----     ---      ----
       Total interest-earning assets               273      142      13       428
                                                 -----     ----     ---      ----
INTEREST EXPENSE:
     Deposits                                      172       59       6       237
     Advances from FHLB                             14        4       1        19
                                                 -----     ----     ---      ----
         Total interest-bearing liabilities        186       63       7       256
                                                 -----     ----     ---      ----

Change in interest income                         $ 87     $ 79     $ 6      $172
                                                 =====     ====     ===      ====

     ASSET QUALITY. The Bank strongly emphasizes maintaining asset quality through sound underwriting, constant monitoring and effective collection techniques. The allowance for loan losses represents management's estimate of an amount adequate in relation to the risk of future losses inherent the loan portfolio. The loan portfolio is analyzed weekly to identify problem loans as quickly as possible to minimize potential losses. This information, in conjunction with a review of the historical loan losses, the level of non-performing loans, economic conditions, and other pertinent factors, is used to evaluate the adequacy of the allowance for loan losses. Below is a table of asset quality ratios as of September 30, 1996 and 1995:

                                                                         SEPTEMBER 30,
                                                                     --------------------
     PERCENTAGE OF:                                                     1996       1995
                                                                     ---------   --------
          Allowance for loan losses to nonperforming loans             36.82%     112.31%
          Nonperforming assets to total assets                          2.33%        .66%
          Allowance for loan losses to total gross loans                1.02%        .91%

     Non-performing assets include non-accrual loans, accruing loans contractually 90 days or more past due, potential problem loans, and other real estate. The ratio of nonperforming assets to total assets increased from .66% at September 30, 1995 to 2.33% at September 30, 1996 due to certain identified loans and the addition of one commercial property acquired through foreclosure. Management believes the allowance for loan losses at September 30, 1996 to be sufficient to absorb known risks in the portfolio. No assurance can be made that adverse economic conditions will not affect borrowers and result in increased losses.

     RECENT LEGISLATION. On September 30, 1996, the Deposit Insurance Funds Act was enacted which affected financial institutions insured by the Savings Association Insurance Fund (SAIF). This legislation mandated a one-time special assessment for all depository institutions with SAIF-insured deposits in order to bring the SAIF to required reserve levels. The Bank was required to pay this special assessment in November 1996. As of September 30, 1996, this amount has been recorded, resulting in a reduction of capital of approximately $144,000, net of the deductible income tax effect of $85,000. This assessment was determined by the FDIC based on deposits of $34.4
million and a SAIF special assessment rate of 65.7 basis points.   As a result
of the special assessment, the FDIC has proposed to substantially decrease the assessment rate for SAIF deposit insurance in future periods.

     FINANCIAL CONDITION. The Company's consolidated assets increased from $43.1 million at September 30, 1995 to $47.1 million at September 30, 1996. Asset growth is directly related to deposit growth. Loans receivable increased $3.4 million and deposits increased by $2.0 million as a result of increased marketing efforts to promote deposit growth to fund loan demand. The Bank has attracted new deposits by offering competitive rates on time deposits. New loan generation has continued to grow due to a relatively strong economy, both agricultural and commercial, in the areas served by the Bank. The Bank has experienced the largest proportionate increases in single family one- to four-units, commercial real estate, and agricultural non-real estate loans. The Bank has a concentration of credit with respect to agriculturally supported loans which comprised 31.31% and 32.02% of the gross loan portfolio at September 30, 1996 and 1995, respectively. Management anticipates that loan growth will continue to be focused primarily on single family mortgage loans and agricultural real estate and non-real estate loans.

     At September 30, 1996, $7.2 million of securities and mortgage-backed and related securities were classified as available-for-sale under Statement of Financial Accounting Standards (SFAS) No. 115. Mortgage-backed and related securities available-for-sale decreased from $4.2 million to $2.6 million, from September 30, 1995 to 1996. Securities available-for-sale increased from $2.9 million to $4.6 million at September 30, 1995 and 1996, respectively. The Bank has reduced its level of mortgage-backed and related securities through sales and principal pay downs and increased its balance of U.S. Treasury and Federal Agency Obligations through purchases made in 1996. Floating rate securities and adjustable mortgage-backed and related securities total approximately $400,000 and $2.0 million, respectively, at September 30, 1996 and approximately $300,000 and $3.3 million, respectively, at September, 30, 1995. Floating rate securities are subject to significant price volatility in certain circumstances, such as a decrease in the difference between short term and long term interest rates. Mortgage-backed and related securities possess the interest rate characteristics of the underlying pool of mortgages, either fixed or adjustable
rate, as well as prepayment risk.   An unrealized loss on investment securities
available-for-sale of approximately $67,000, net of deferred taxes, has been recognized as a component of stockholders' equity at September 30, 1996.

     Accrued interest receivable increased due to the timing of interest receipts on loans and a higher loan portfolio balance. Other liabilities increased due to an accrual of approximately $229,000 made by the Bank for the SAIF one-time special assessment. The deferred tax liability decreased as a result of recognizing a portion of the recapture of the tax bad debt reserve for tax purposes, the tax benefits associated with the unrealized loss on securities available-for-sale and the deductible SAIF one-time special assessment (deferred tax benefit of $85,000).

     RESULTS OF OPERATIONS. The goals of management are focused on the minimization of risk, increased profitability, and the promotion of growth. Operating results are primarily dependent on the level of net interest income. Net earnings are also affected by, but not limited to, the provision for loan losses and operating expenses. Operating results are significantly affected by changes in the interest rate environment, government regulation, general economic conditions in the primary market area, and competition. Management's strategy to increase earnings growth is to strengthen the Bank's presence in its primary market area, emphasize one- to four- family lending, maintain asset quality, and manage interest rate risk.

COMPARISON OF THE YEAR ENDED SEPTEMBER 30, 1996 TO SEPTEMBER 30, 1995
---------------------------------------------------------------------

     NET EARNINGS. The net earnings of the Bank decreased by $148,000 from $441,000 for 1995 to $293,000 for 1996. The decrease was primarily due to the net after tax impact on earnings of the SAIF special assessment of $144,000.
Net earnings in 1996, before this one-time assessment, were level with the results for the period ending September 30, 1995. This was due primarily to an increase in the net interest margin of $172,000, which was offset by an increase of $92,000 in the provision for loan losses.

     NET INTEREST INCOME. Net interest income is the principal source of a financial institution's earning stream and represents the spread between interest and fee income generated from earning assets and the interest expense
paid on deposits and borrowed funds.   Net interest income increased by $172,000
from $1.6 million for 1995 to $1.8 million for 1996. Net interest income increased due to both a higher average loan portfolio balance and higher yield. Average loans increased from $31.1 million in 1995 to $34.0 million in 1996.
The average yield for 1995 was

9.13% compared to 9.55% for 1996. Components of interest-earning assets vary from time to time depending on the quality, availability and yields of loans, MBS's and securities. The increase in the average loans was funded by a growth in the average deposits from $33.4 million to $36.9 million at September 30, 1995 and 1996, respectively. Interest expense increased due to growth in the deposit base, an environment of slightly higher interest rates in 1996 and the increased use of advances from the FHLB. Total deposits increased $2.0 million from $36.0 million at September 30, 1995 to $38.0 million at September 30, 1996. This increase was due primarily to growth in certificates of deposit as the Bank has offered competitive rates to attract deposits. In conjunction, the weighted average cost on deposits increased from 5.13% for the year ended September 30, 1995 to 5.28% for the year ended September 30, 1996.

     PROVISION FOR LOAN LOSSES. The provision for loan losses, which is charged to operations, is based on the growth of the loan portfolio, the future collectibility of specific loans, economic conditions which may affect the ability of borrowers to repay loans, and management's estimation of potential future losses. This evaluation is ongoing and results in variations in the Bank's provision for loan losses. As a result of this evaluation, the provision for loan losses increased by $92,000 from $45,000 in 1995 to $137,000 in 1996. The allowance for loan losses increased from $301,000 at September 30, 1995 to $370,000 at September 30, 1996. The provision for loan losses was higher primarily due to the recognition of losses through the write-down to fair value, prior to foreclosure, on other real estate acquired and recognition of increased credit risk for certain identified loans. Management believes that the allowance for loan losses is adequate and reflective of the potential loss inherent in the loan portfolio. Management does not anticipate any changes in the economic conditions which would significantly affect this estimate.

     NONINTEREST INCOME. Noninterest income decreased from 1995 to 1996 due primarily to a $14,000 non-recurring gain on the sale of an automobile during 1995. During 1996, the Bank recognized net gains of $4,000 on the sale of mortgage-backed securities available-for-sale. Historically, the Bank has purchased mortgage-backed and related securities for investment purposes. Management may elect to sell investment securities due to liquidity needs, changes in interest rates, and overall asset/liability management goals.

     NONINTEREST EXPENSE. Noninterest expense increased by $301,000 from $1.0 million for 1995 to $1.3 million for 1996. This is attributed primarily to the one-time SAIF special assessment of $229,000 which had a net after-tax effect on earnings of $144,000. Other increases in noninterest expense include equipment and data processing, professional services and compensation and benefits. Equipment and data processing expenses increased due to increases in processing charges; professional services increased as a result of the change in accountants and compensation and benefits increased due to normal increases in salaries and benefits.

     INCOME TAXES. Income taxes decreased due to a reduction in earnings before income taxes and the deductible income tax effect of $85,000 from the one-time SAIF special assessment.

     LIQUIDITY AND CAPITAL RESOURCES. Liquidity refers to the ability of the Bank to convert assets into cash or cash equivalents without significant loss. Liquidity management involves evaluating the Bank's daily cash flow requirements to meet customer demands, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore not be able to meet the production and growth needs of the communities it serves.

     The primary investing activity of the Bank is the origination of loans.
The Bank originated loans, net of principal collections on loans, of $3.6 million and $2.5 million in 1996 and 1995, respectively. The Bank's primary sources of funds for investment are cash receipts from deposits and principal and interest collections on loans and net earnings. Additional liquidity is available from the maturity and earnings on securities and mortgage backed securities (MBS), as well as the ability to liquidate securities available-for-sale. The Bank also has an agreement with the FHLB of Des Moines to provide cash advances of up to $4.8 million. While maturities and scheduled amortization of loans and mortgage-back securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Commitments at September 30, 1996 to originate adjustable-rate mortgage loans were approximately $284,000 generally expiring in 45 days or less. Commitments on behalf of borrowers for unused lines of credit were approximately $2.0 million, expiring in one year or less. These commitments are legally binding agreements to lend to the Bank's customers.

The Bank has $20.3 million in certificates due within one year and $9.0 million in other deposits without specific maturity at September 30, 1996. Historically, the Bank has been able to retain most of the deposits or attract new deposits by offering competitive rates. Management believes it has an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals and to satisfy financial commitments.

     A strong capital position is important to the continued profitability of the Bank because it promotes depositor and investor confidence and provides a solid foundation for future growth. Under regulatory guidelines, the Bank's capital strength is measured in two tiers which are used in conjunction with risk-adjusted assets to calculate the risk-based capital ratios. The Bank's Tier 1 risk-based capital ratio and total risk-based capital ratio were 15.2% and 16.3%, respectively at September 30, 1996. These levels currently exceed the minimum ratios of 4% and 8%, respectively. Another important indicator of capital adequacy in the banking industry is the leverage ratio, which is a measure of the ratio of the Bank's Tier I capital to total average assets. The Bank's leverage ratio was 10.9% at September 30, 1996, which exceeded regulatory minimum guidelines.

     IMPACT OF INFLATION AND CHANGING PRICES. The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Bank is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution's performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. In the current interest rate environment, management believes that the liquidity and the maturity structure of the Bank's assets and liabilities are critical to the maintenance of acceptable performance levels.

     IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS. In October 1994, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 119, Disclosures about Derivative Financial Instruments and
                          ------------------------------------------------------
Fair Value of Financial Instruments.  SFAS No. 119 requires disclosures about
-----------------------------------
derivative financial instruments, such as futures, forward, swap and option contracts, as well as other financial instruments with similar characteristics. SFAS No. 119 does not change any requirements for recognition, measurement or classification of financial instruments in the consolidated financial statements of the Company. SFAS No. 119 is effective for the year ended September 30, 1996 for the Company and had no significant effect on the financial position or results of operation of the Company.

     In May 1995, FASB issued SFAS No. 122, Accounting for Mortgage Servicing
                                            ---------------------------------
Rights. SFAS No. 122 requires mortgage banking enterprises to recognize the
------
rights to service mortgage loans for others as a separate asset regardless of whether such rights were purchased or originated. SFAS No. 122 is effective for fiscal years beginning after December 15, 1995. SFAS No. 122 is not expected to have a material effect on the Company's financial position or results of operation.

     In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based
                                                    --------------------------
Compensation.  SFAS No. 123 requires that compensation cost for stock-based
------------
employee compensation plans be measured at the grant date based on the fair value of the award and recognized over the service period, which is usually the vesting period. Stock-based employee compensation plans include stock purchase plans, stock options, restricted stock and stock appreciation rights. Employee stock ownership plans are not covered by this Statement. SFAS No. 123 is effective for transactions entered into in fiscal years that begin after December 15, 1995, with earlier application permitted. SFAS No. 123 is not expected to materially affect the Bank's financial position or results of operations.

     In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and
                                                 ----------------------------
Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125
----------------------------------------------------------------
requires that, upon transfer of financial assets, an entity recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control (as defined) has been surrendered, and derecognize liabilities when extinguished. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and will be applied prospectively. SFAS No. 125 is not expected to have any effect on the Company's financial position or results of operation.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            Page
                                                            ----

Independent Auditors' Reports                                 33

Consolidated Balance Sheets as of
   September 30, 1996 and 1995                                35

Consolidated Statement of Earnings for the Years Ended
   September 30, 1996 and 1995                                36

Consolidated Statement of Stockholders' Equity
   Years Ended September 30, 1996 and 1995                    37

Consolidated Statement of Cash Flows for the
   Years Ended September 30, 1996 and 1995                    38

Notes to Consolidated Financial Statements                    40

                [LETTERHEAD OF GRA, THOMPSON, WHITE & CO. P.C.]


                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
First Missouri Bancshares, Inc.
Brookfield, Missouri

We have audited the accompanying consolidated balance sheet of First Missouri Bancshares, Inc. and subsidiary (Company) as of September 30, 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of First Missouri Bancshares, Inc. and subsidiary as of September 30, 1995 were audited by other auditors whose report dated November 10, 1995 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Missouri Bancshares, Inc. and subsidiary as of September 30, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



GRA, THOMPSON, WHITE & CO., P.C.

Merriam, Kansas
October 31, 1996

                        MICHAEL TROKEY & COMPANY, P.C.
                         CERTIFIED PUBLIC ACCOUNTANTS
                              10411 CLAYTON ROAD
                          ST. LOUIS, MISSOURI  63131



REPORT OF INDEPENDENT AUDITORS

The Board of Directors
First Missouri Bancshares, Inc.
Brookfield, Missouri

We have audited the accompanying consolidated balance sheet of First Missouri Bancshares, Inc. and subsidiary (Company) as of September 30, 1995 and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Missouri Bancshares, Inc. and subsidiary as of September 30, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for securities and mortgage-backed and related securities in 1995.


                                                  MICHAEL TROKEY & COMPANY, P.C.


St. Louis, Missouri
November 10, 1995

                 FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1996 AND 1995

                                                                                              1996        1995
                                                                                            -------     --------
                                                                                           (Dollars in thousands)
                                  ASSETS
Cash and cash equivalents                                                                   $ 1,326     $ 1,037
Certificates of deposit                                                                         194         170
Securities:
 Available-for-sale securities, at market value (amortized cost of
   $4,634 and $2,929, respectively)                                                           4,566       2,931
 Held-to-maturity or for investment, at amortized cost (market value
   of $174 and $200, respectively)                                                              175         201
Mortgage-backed and related securities:
 Available-for-sale, at market value (amortized cost of $2,637 and
   $4,215, respectively)                                                                      2,605       4,178
 Held-to-maturity or for investment, at amortized cost (market value
   of $90 and $118, respectively)                                                                89         116
Stock in Federal Home Loan Bank of Des Moines (FHLB), restricted                                290         243
Stock in Federal Reserve Bank of Kansas City, restricted                                         70          70
Loans receivable, net                                                                        36,066      32,659
Premises and equipment, net                                                                     628         635
Foreclosed real estate held for sale                                                             93          18
Accrued interest receivable                                                                     810         749
Other assets                                                                                    156         112
                                                                                            -------     -------
   Total assets                                                                             $47,068     $43,119
                                                                                            =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                                    $38,024     $36,025
Accrued interest on deposits                                                                    114         137
Advances from FHLB                                                                            3,000       1,000
Advances from borrowers for taxes and insurance                                                  36          49
Other liabilities                                                                               319          73
Accrued income taxes                                                                             31          26
Deferred income tax liability                                                                   179         311
                                                                                            -------     -------
   Total liabilities                                                                         41,703      37,621
                                                                                            -------     -------
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value; 200,000 shares authorized;
   shares issued and outstanding - none                                                           -           -
 Common stock, $.01 par value; 800,000 shares authorized;
   313,040 shares issued                                                                          3           3
 Additional paid-in capital                                                                   2,739       2,729
 Common stock acquired by ESOP                                                                 (156)       (190)
 Common stock acquired by management recognition plans (MRPs)                                   (63)        (88)
 Treasury stock, at cost, 23,002 shares and 10,374 shares, respectively                        (315)       (119)
 Unrealized loss on securities available-for-sale, net                                          (67)        (21)
 Retained earnings - substantially restricted                                                 3,224       3,184
                                                                                            -------     -------
   Total stockholders' equity                                                                 5,365       5,498
                                                                                            -------     -------
   Total liabilities and stockholders' equity                                               $47,068     $43,119
                                                                                            =======     =======

          See accompanying notes to consolidated financial statements.

                 FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF EARNINGS
                    YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                        1996        1995
                                                                       ------      ------
                                                                     (Dollars in thousands)
 INTEREST INCOME
  Loans receivable                                                     $3,250      $2,841
  Mortgage-backed and related securities                                  263         304
  Securities                                                              258         208
  Other interest-earning assets                                            32          22
                                                                       ------      ------
          Total interest income                                         3,803       3,375
                                                                       ------      ------
INTEREST EXPENSE
  Deposits                                                              1,948       1,711
  Advances from FHLB                                                       86          67
                                                                       ------      ------
          Total interest expense                                        2,034       1,778
                                                                       ------      ------
          Net interest income                                           1,769       1,597
Provision for loan losses                                                 137          45
                                                                       ------      ------
          Net interest income after provision for loan losses           1,632       1,552
                                                                       ------      ------
NONINTEREST INCOME
  Service charges on deposit accounts                                      96          95
  Loan service charges                                                     22          20
  Loss on sale of securities available-for-sale                             -          (4)
  Gain on sale of mortgage-backed securities available-for-sale             4           -
  Gain on sale of automobiles                                               -          14
  Other                                                                    25          34
                                                                       ------      ------
          Total noninterest income                                        147         159
                                                                       ------      ------
NONINTEREST EXPENSE
  Compensation and benefits                                               456         438
  Occupancy expense                                                        42          39
  Equipment and data processing expense                                   114          91
  Deposit insurance premiums                                              313          83
  Professional services                                                   139         118
  Advertising                                                              35          30
  Supplies                                                                 35          32
  Other                                                                   169         171
                                                                       ------      ------
          Total noninterest expense                                     1,303       1,002
                                                                       ------      ------
          Earnings before income taxes                                    476         709
                                                                       ------      ------
INCOME TAXES
  Current                                                                 294         302
  Deferred                                                               (111)        (34)
                                                                       ------      ------
          Total income taxes                                              183         268
                                                                       ------      ------

          Net earnings                                                 $  293      $  441
                                                                       ======      ======

      Net earnings per common share                                    $ 1.08      $ 1.59
                                                                       ======      ======

          See accompanying notes to consolidated financial statements

                FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED SEPTEMBER 30, 1996 AND 1995


                                                      COMMON      COMMON                   NET
                                         ADDITIONAL    STOCK      STOCK                 UNREALIZED                 TOTAL
                                COMMON    PAID-IN     ACQUIRED   ACQUIRED   TREASURY     LOSS ON     RETAINED   STOCKHOLDERS'
                                 STOCK    CAPITAL     BY ESOP    BY MRPs      STOCK     SECURITIES   EARNINGS      EQUITY
                                ------   ----------   --------   --------   --------    ----------   --------   -------------
                                                                       (Dollars in thousands)

BALANCE AT
  SEPTEMBER 30, 1994               $ 3       $2,726      $(225)     $(113)    $  (4)        $  -      $3,003      $5,390
Amortization of ESOP stock
   awards, net                       -            3         35          -         -            -           -          38
Amortization of MRP stock
   awards                            -            -          -         25         -            -           -          25
Purchase of treasury stock           -            -          -          -      (160)           -           -        (160)
Sales of treasury stock              -            -          -          -        45            -           -          45
Unrealized loss on securities
   available-for-sale, net           -            -          -          -         -          (21)          -         (21)
Cash dividends, $.90 per
    share                            -            -          -          -         -            -        (260)       (260)
Net earnings                         -            -          -          -         -            -         441         441
                                   ---       ------      -----      -----     -----         ----      ------      ------

BALANCE AT
  SEPTEMBER 30, 1995                 3        2,729       (190)       (88)     (119)         (21)      3,184       5,498
Amortization of ESOP stock
   awards, net                       -           10         34          -         -            -           -          44
Amortization of MRP stock
    awards                           -            -          -         25         -            -           -          25
Purchase of treasury stock           -            -          -          -      (273)           -           -        (273)
Sales of treasury stock              -            -          -          -        77            -           -          77
Unrealized loss on securities
    available-for-sale, net          -            -          -          -         -          (46)          -         (46)
Cash dividend, $.91 per
    share                            -            -          -          -         -            -        (253)       (253)
Net earnings                         -            -          -          -         -            -         293         293
                                   ---       ------      -----      -----     -----         ----      ------      ------

BALANCE AT
  SEPTEMBER 30, 1996                $3       $2,739      $(156)     $ (63)    $(315)        $(67)     $3,224      $5,365
                                   ===       ======      =====      =====     =====         ====      ======      ======

          See accompanying notes to consolidated financial statements

                 FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED SEPTEMBER 30, 1996 AND 1995


                                                                 1996        1995
                                                               --------    --------
                                                              (Dollars in thousands)
            CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                                   $   293     $   441
 Adjustments to reconcile net earnings to net cash
    provided by operating activities:
   Depreciation expense                                              55          50
   ESOP expense                                                      44          39
   MRP expense                                                       25          25
   Amortization of premium and discount on securities and
     mortgage-backed and related securities, net                     (1)         (1)
   Provision for loan losses                                        137          45
   Loss on sale on securities available-for-sale                      -           4
   Gain on sale of mortgage-backed and related securities
      available-for-sale                                             (4)          -
   Gain on sale of automobiles                                        -         (14)
   Decrease (increase) in:
      Accrued interest receivable                                   (61)       (135)
      Other assets                                                  (44)         87
   Increase (decrease) in:
      Accrued interest on deposits                                  (23)         29
      Accrued income taxes                                            5          26
      Deferred income tax liability                                (113)        (33)
      Other liabilities, net                                        246          (1)
                                                                -------     -------
         Net cash provided by operating activities                  559         562
                                                                -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Securities and certificates of deposit:
   Held-for-investment or to maturity:
      Purchased                                                     (95)          -
      Proceeds from maturity                                         96         700
   Available-for-sale:
      Purchased                                                  (2,949)     (1,432)
      Proceeds from maturity                                        996         263
      Proceeds from sales                                           250       1,447
 Purchase of restricted equity securities                           (47)          -
 Mortgage-backed and related securities:
   Held-for-investment or to maturity:
      Principal collections                                          27          13
   Available-for-sale:
      Principal collections                                         208          56
      Proceeds from sales                                         1,374           -
 Loans originated, net of principal collections on loans         (3,640)     (2,546)

                FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

                   YEARS ENDED SEPTEMBER 30, 1996 AND 1995


                                                                     1996        1995
                                                                   -------     --------
                                                                  (Dollars in thousands)
 Purchase of premises and equipment, net                               (48)        (89)
 Proceeds from sale of automobiles                                       -          23
 Proceeds from sale of foreclosed real estate, net                      21          (1)
                                                                   -------     -------
          Net cash used for investing activities                    (3,807)     (1,566)
                                                                   -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in:
   Deposits                                                          1,999       2,712
   Advances from borrowers for taxes and insurance                     (13)        (10)
 Proceeds from advances from FHLB                                    2,450       2,000
 Repayment of advances from FHLB                                      (450)     (2,800)
 Cash dividends                                                       (253)       (260)
 Purchase of treasury stock                                           (273)       (160)
 Sales of treasury stock                                                77          45
                                                                   -------     -------
          Net cash provided by financing activities                  3,537       1,527
                                                                   -------     -------

Net increase in cash and cash equivalents                          $   289     $   523
Cash and cash equivalents, beginning of year                         1,037         514
                                                                   -------     -------
Cash and cash equivalents, end of year                             $ 1,326     $ 1,037
                                                                   =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the year for:
   Interest on deposits and advances from FHLB                     $ 2,057     $ 1,710
   Federal and state income taxes                                  $   304     $   202
 Real estate acquired in settlement of loans                       $    96     $    17
 Securities held for investment transferred to securities
   available-for-sale                                              $     -     $ 3,211
 Mortgage-backed and related securities held for investment
   transferred to mortgage-backed and related securities
   available-for-sale                                              $     -     $ 4,274

          See accompanying notes to consolidated financial statements

                FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996 AND 1995

                            (DOLLARS IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accounting and reporting policies of First Missouri Bancshares, Inc. (Company) and its subsidiary, The First Missouri National Bank (Bank) are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The following comprise the significant accounting policies which the Company and the Bank follow in preparing and presenting their consolidated financial statements:

    GENERAL

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, First Missouri National Bank. All significant intercompany transactions have been eliminated. The Company has no significant assets other than the common stock of the Bank, cash and cash equivalents, securities and the loan to the Employee Stock Ownership Plan
    (ESOP). The Company's principal business is the business of the Bank. The principal business of the Bank consists of attracting deposits from the general public and investing these funds in loans secured by first mortgages on one-to-four family residences in the Bank's market area. To an increasing extent, the Bank originates agricultural real estate operating loans due to its close vicinity to farming communities. The Bank operates out of its sole office in Brookfield, Missouri, located in Linn County, and is also active in adjoining counties. The Bank operates under a national bank charter making it subject to regulation by the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC). The Company is subject to regulation by the Board of Governors of the Federal Reserve System.

    ESTIMATES

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, cash and cash equivalents include cash and due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $632 and $681 at September 30, 1996 and 1995, respectively. Amounts due from depository institutions may exceed the legal maximum insured by the FDIC.

    CERTIFICATES OF DEPOSIT

    Certificates of deposit are carried at cost and have original maturities of more than three months.

                 FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    INVESTMENT SECURITIES

    Effective October 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain
                                                      ----------------------
    Investments in Debt and Equity Securities.  Under SFAS No. 115, securities
    -----------------------------------------
    and mortgage-backed and related securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at cost, adjusted for amortization of premiums and accretion of discounts over the life of the security using the interest method. Securities and mortgage-backed and related securities not classified as held-to-maturity securities, are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from net earnings and reported as a separate component of stockholders' equity. The Bank does not purchase securities and mortgage-backed and related securities for trading purposes.

    Investments in restricted equity securities are reported at cost. Permanent declines in value are recorded when the ultimate recoverability of the par value is not anticipated. The amount of the investment in restricted equity securities is determined based on measurement criteria established by the correspondent institution. The criteria established by the Federal Home Loan Bank (FHLB) is based on the level of eligible residential mortgage loans, total assets of the Bank, or total advances made to the Bank. The Federal Reserve Bank of Kansas City investment requirement is based on the Bank's level of additional paid-in-capital at inception.

    Gains and losses on sales of investment securities are determined using the specific identification method.

    LOANS RECEIVABLE

    Loans receivable are carried at unpaid principal balances, less unearned discount, and the allowance for loan losses. Loan fees are recognized as income when realized upon completion of the loan closing. Direct loan origination costs are expensed as incurred. The Bank has not adopted SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with
            -----------------------------------------------------------
    Originating or Acquiring Loans and Initial Direct Costs of Leases.  Loan
    -----------------------------------------------------------------
    fees and certain direct loan origination costs are not material.

    On October 1, 1995, the Company adopted SFAS No. 114, Accounting by
                                                          -------------
    Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by
    ----------------------------------                    -------------
    Creditors for Impairment of a Loan - Income Recognition and Disclosure.
    ----------------------------------------------------------------------
    SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at either the loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan if those methods are more conservative than the methods required by SFAS No. 114.

                FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Interest income on loans is accrued and credited to operations based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

    ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses is available to absorb losses incurred on loans and represents additions charged to expense, less net charge-offs.
    The allowance is based on management's assessment of current economic conditions, past loss and collection experience, risk characteristics of the loan portfolio and foreclosed real estate held for sale. Management believes that the allowance for loan losses is adequate. The Bank is subject to periodic examination by regulatory agencies which may require the Bank to record increases in the allowance based on their evaluation of available information. There can be no assurance that the Bank's regulators will not require further increases to the allowance.

    PREMISES AND EQUIPMENT

    Premises and equipment are carried at cost, less accumulated depreciation. Depreciation of premises and equipment is computed using the straight-line method based on the estimated useful lives of the related assets. Estimated lives are fifteen to thirty-one and one half years for buildings and improvements, and three to fifteen years for furniture and equipment.

    FORECLOSED REAL ESTATE

    Foreclosed real estate, acquired through partial or total satisfaction of loans, is carried at the lower of cost or fair value less estimated selling costs. Completion and holding costs are only capitalized when such costs are incurred to bring the property to a saleable condition to the extent that the cost basis does not exceed fair value less estimated costs to sell. Operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations.

                 FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    EMPLOYEE STOCK OWNERSHIP PLAN

    Effective with the conversion date, April 8, 1994, the Bank adopted the provisions of Statement of Position (SOP) 93-6, "Employers' Accounting for Employees Stock Ownership Plans." For Employee Stock Ownership Plan (ESOP) shares committed to be released to compensate employees, the Bank recognizes compensation expense equal to the average fair value of the shares committed to be released during the period. The contra-equity account is credited as the shares are committed to be released based on the cost of shares to the ESOP. The difference between the average fair value of the shares committed to be released and the cost of the shares to the ESOP is credited or charged to additional paid-in capital.

    INCOME TAXES

    Effective October 1, 1993, the Company and the Bank adopted SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach
    ---------------------------
    to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities which will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that will more likely than not be realized. Income tax expense is the tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

    The Company files its income tax return using the modified cash basis of accounting.

    EARNINGS PER SHARE

    Earnings per share are based on the weighted-average shares outstanding. ESOP shares that have been committed to be released are considered outstanding.

    RECLASSIFICATION

    Certain amounts for 1995 have been reclassified to conform to the current year presentation.

                 FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

 2. SECURITIES

    Securities are summarized as follows:

                                                   AMORTIZED     UNREALIZED   UNREALIZED    MARKET
                                                      COST         GAINS        LOSSES       VALUE
                                                   ---------     ----------   ----------    ------
AVAILABLE-FOR-SALE
   AT SEPTEMBER 30, 1996
Debt securities - U.S. Treasury and
  Federal Agency Obligations                        $4,539          $ 9         $(78)       $4,470
Debt securities - state and municipal
  obligations                                           55            -           (1)           54
Equity securities-corporate preferred stock             40            2            -            42
                                                    ------          ---         ----        ------

     Totals                                         $4,634          $11         $(79)       $4,566
                                                    ======          ===         ====        ======
Weighted-average rate                                 6.38%
                                                    ======

HELD-TO-MATURITY
   AT SEPTEMBER 30, 1996
Debt securities - state and
  municipal obligations                             $  175          $ -         $  1        $  174
                                                    ======          ===         ====        ======
Weighted-average rate                                 5.23%
                                                    ======

AVAILABLE-FOR-SALE
   AT SEPTEMBER 30, 1995
Debt securities - U.S. Treasury and
  Federal Agency Obligations                        $2,891          $17         $(17)       $2,891
Equity securities-corporate preferred stock             38            2            -            40
                                                    ------          ---         ----        ------

     Totals                                         $2,929          $19         $(17)       $2,931
                                                    ======          ===         ====        ======
Weighted-average rate                                 5.74%
                                                    ======

HELD-TO-MATURITY
   AT SEPTEMBER 30, 1995
Debt securities - state and
  municipal obligations                             $  201          $ -         $ (1)       $  200
                                                    ======          ===         ====        ======
Weighted-average rate                                 3.88%
                                                    ======

    Securities at September 30, 1996 and 1995 include floating-rate securities of $400 and $300, respectively. Securities in the amount of $870 and $725 were pledged to secure certain deposits at September 30, 1996 and 1995, respectively.

                 FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

2.   SECURITIES (CONTINUED)

     Proceeds from sales of securities and gross realized gains and losses on these sales are summarized as follows:

                                                                       AVAILABLE-FOR-SALE
                                                                       ------------------
                                                                        1996        1995
                                                                       ------      ------

Proceeds from sales                                                    $ 250       $1,447
                                                                       =====       ======

Gross realized gains                                                       -            5
Gross realized losses                                                      -           (9)
                                                                       -----       ------

    Net gains (losses)                                                 $   -       $   (4)
                                                                       =====       ======

     Maturities of debt securities at September 30, 1996 are summarized as follows:

                                                                       AVAILABLE-FOR-SALE     HELD-TO-MATURITY
                                                                       ------------------    ------------------
                                                                       AMORTIZED   MARKET    AMORTIZED   MARKET
                                                                         COST      VALUE       COST       VALUE
                                                                       ------------------    ---------   ------
Due within one year                                                     $  800     $  799      $150       $150
Due after one year through
   five years                                                            1,503      1,494        25         24
Due after five years through
   ten years                                                             2,291      2,231         -          -
                                                                        ------     ------      ----       ----

                                                                        $4,594     $4,524      $175       $174
                                                                        ======     ======      ====       ====

                 FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

3.   MORTGAGE-BACKED AND RELATED SECURITIES

     Mortgage-backed and related securities are summarized as follows:

                                         AMORTIZED    UNREALIZED   UNREALIZED    MARKET
                                            COST        GAINS        LOSSES       VALUE
                                         -----------------------------------------------
AVAILABLE-FOR-SALE
   AT SEPTEMBER 30, 1996
GNMA                                        $  375        $21        $  -         $  396
Collateralized mortgage obligations
   FHLMC                                     1,003          -         (22)           981
   FNMA                                      1,259          2         (33)         1,228
                                            ------        ---        ----         ------

                                            $2,637        $23        $(55)        $2,605
                                            ======        ===        ====         ======
Weighted-average rate                         6.82%
                                            ======

HELD-TO-MATURITY
   AT SEPTEMBER 30, 1996
FHLMC                                       $   89        $ 1        $            $   90
                                            ======        ===        ====         ======
Weighted-average rate                         8.62%
                                            ======

AVAILABLE-FOR-SALE
   AT SEPTEMBER 30, 1995
GNMA                                        $  507        $29        $  -         $  536
Collateralized mortgage obligations
   FHLMC                                     1,707          -         (33)         1,674
   FNMA                                      2,001          7         (40)         1,968
                                            ------        ---        ----         ------

                                            $4,215        $36        $(73)        $4,178
                                            ======        ===        ====         ======
Weighted-average rate                         7.22%
                                            ======

HELD-TO-MATURITY
   AT SEPTEMBER 30, 1995
FHLMC                                       $  116        $ 2        $  -         $  118
                                            ======        ===        ====         ======
Weighted-average rate                         8.62%
                                            ======

    At September 30, 1996 and 1995, mortgage-backed and related securities included adjustable-rate mortgage loans of $2,012 and $3,306, respectively.

                 FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

3.  MORTGAGE-BACKED AND RELATED SECURITIES (CONTINUED)

    Proceeds from sales of mortgage-backed and related securities and gross realized gains and losses on these sales are summarized as follows:

                                  AVAILABLE-FOR-SALE

                                   1996        1995
                                  ------      ------

Proceeds from sales               $1,374       $   -
                                  ======       =====

Gross realized gains                   8           -
Gross realized losses                 (4)          -
                                  ------       -----

    Net gains (losses)            $    4       $   -
                                  ======       =====

4.  LOANS RECEIVABLE

    Loans receivable are summarized as follows:


                                          1996        1995
                                        --------    --------
Real estate loans:
   Single-family, 1-4 units              $14,010     $12,788
   Multi-family, 5 or more units             701         710
Real estate construction loans               621         126
Commercial real estate loans               4,694       4,015
Commercial non-real estate loans           2,447       2,544
Agricultural real estate loans             7,341       7,147
Agricultural non-real estate loans         4,066       3,408
Consumer loans                             2,556       2,223
                                         -------     -------

                                          36,436      32,961

Unearned discount on loans                     -          (1)
Allowance for loan losses                   (370)       (301)
                                         -------     -------

                                         $36,066     $32,659
                                         =======     =======

Weighted-average rate                       9.21%       9.44%
                                         =======     =======

    Loans serviced for others amounted to $2,330 and $2,416 at September 30, 1996 and 1995, respectively. Adjustable-rate loans included in the loan portfolio amounted to approximately $21,462 and $21,083 at September 30, 1996 and 1995, respectively.

                 FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

4.  LOANS RECEIVABLE (CONTINUED)

    Following is a summary of activity in the allowance for loan losses:


                                     1996     1995
                                     -----    -----

Balance, beginning of year           $ 301    $ 265
   Provision charged to expense        137       45
   Loans charged-off, net              (68)      (9)
                                     -----    -----

Balance, end of year                 $ 370    $ 301
                                     =====    =====

    Impaired loans of approximately $228 at September 30, 1996 have been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. Included in impaired loans was approximately $217 for which the related allowance was $56. The remaining $11 of impaired loans did not have a specific allowance for loan losses as a result of write-downs and supporting collateral values. The average recorded investment in impaired loans during 1996 was approximately $167. There was no interest income recognized on impaired loans during 1996.

    Following is a summary of activity regarding loans to directors, executive officers and associates of such persons:

                                 1996     1995
                                ------   -----

Balance, beginning of year      $ 273    $ 222
   Additions                      111       73
   Repayments                    (128)     (22)
                                -----    -----

Balance, end of year            $ 256    $ 273
                                =====    =====

    These loans were made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

                 FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

 5.      PREMISES AND EQUIPMENT

    Premises and equipment are summarized as follows:

                               1996     1995
                              ------  ------

Land                          $  40    $  40
Office building                 630      625
Furniture and equipment         277      234
Automobiles                      19       19
                              ------   -----

                                966      918
Accumulated depreciation       (338)    (283)
                              ------   -----

                              $ 628    $ 635
                              ======   =====


6.  DEPOSITS

    Deposits are summarized as follows:

                                         1996        1995
                                        -------     -------
Noninterest-bearing NOW accounts        $   964     $ 1,059
NOW accounts                                590         551
Super NOW accounts                        1,036         870
Passbook accounts                         1,123       1,015
Money market deposit accounts             5,265       5,024
                                        -------     -------

     Total transaction accounts           8,978       8,519
                                        -------     -------

     Time certificates of deposit        29,046      27,506
                                        -------     -------

     Total deposits                     $38,024     $36,025
                                        =======     =======

Weighted-average rate                      5.55%       5.34%
                                        =======     =======

    Total time certificates of deposit with balances of $100 and over are approximately $6,601 and $5,394 at September 30, 1996 and 1995, respectively. Deposit balances of directors, officers and principal shareholders are approximately $603 at September 30, 1996.

                 FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

 6.      DEPOSITS (CONTINUED)

    Certificate maturities are summarized as follows:

                                                                  1996       1995
                                                                -------    --------
Due within one year                                              $20,349    $19,001
After one through five years                                       8,697      8,505
                                                                 -------    -------

                                                                 $29,046    $27,506
                                                                 =======    =======

    Interest expense on deposits is summarized as follows:


                                                                    1996       1995
                                                                 -------    -------
NOW accounts                                                     $    19    $    14
Super NOW accounts                                                    34         23
Passbook accounts                                                     36         27
Money market deposit accounts                                        216        196
Certificates                                                       1,643      1,451
                                                                 -------    -------

                                                                 $ 1,948    $ 1,711
                                                                 =======    =======

7.  ADVANCES FROM FHLB

  Advances from Federal Home Loan Bank of Des Moines are summarized as follows:


MATURITY DATE       INTEREST RATE     1996      1995
-----------------   --------------  ---------------------
July 15, 1996         4.70%         $     -    $  200
August 8, 1997        variable        2,200         -
July 14, 1999         5.65%             400       400
July 15, 2002         6.15%             400       400
                                    -------    ------
                                    $ 3,000    $1,000
                                    =======    ======

    The Bank has an open line of credit advance from the FHLB of $4,000 which carries an interest rate which reprices daily based upon the FHLB's short term investment return and expires on August 8, 1997. At September 30, 1996, the interest rate on this advance was 6.18%. Advances from the FHLB are secured by FHLB stock and a blanket pledge agreement (Agreement) covering qualifying one-to-four family residential real estate mortgages which at September 30, 1996 totaled $12,111. The Bank is required under the Agreement to pledge eligible real estate mortgage loans totaling 150% of the total advances made by the FHLB.

                 FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

8.  INCOME TAXES

    In computing Federal income tax, banks are allowed a statutory bad debt deduction based upon actual loss experience (experience method). Prior to conversion to a national bank, the Bank, as a former thrift institution, was allowed a statutory bad debt deduction of the greater of 8% of taxable income, subject to limitations based on aggregate loans and savings balances (percentage of taxable income method) or the experience method. The percentage of taxable income method was used for the short tax year ended April 8, 1994 and the tax year ended December 31, 1992. The experience method was used for the tax years ended September 30, 1995 and December 31, 1993 and the short tax year ended September 30, 1994. As a result of the conversion to a national bank, the Bank was required under Internal Revenue Service regulations to restate its tax bad debt reserve. The excess of the tax bad debt reserve over the restated tax bad debt reserve at the conversion date of $591 is subject to Federal income taxes to be paid ratably over six years.

  The components of net deferred tax liability are summarized as follows:

                                                          1996       1995
                                                         -------    -------
Deferred tax liabilities:
  Accrued income, net                                     $ 236       $ 230
  FHLB stock dividends                                       20          19
  Tax bad debt reserve recapture                            118         151
  Tax over book MRP and ESOP expense                         28          30
  Tax over book depreciation expense                          7           -
                                                          -----       -----

     Total deferred tax liabilities                         409         430
                                                          -----       -----

Deferred tax assets
  Allowance for losses on loans                            (113)       (108)
  Special SAIF assessment                                   (85)          -
  Unrealized loss on securities available-for-sale          (32)        (11)
                                                          -----       -----

     Total deferred tax assets                             (230)       (119)
                                                          -----       -----

     Net deferred tax liability                           $ 179       $ 311
                                                          -----       -----

    Income tax expense is summarized as follows:

1996                                                    CURRENT    DEFERRED             TOTAL
                                                     ----------------------          --------
Federal                                                   $ 270       $(111)             $159
State                                                        24           -                24
                                                          -----       -----              ----
                                                          $ 294       $(111)             $183
                                                          =====       =====              ====
 1995
Federal                                                   $ 267       $ (34)             $233
State                                                        35           -                35
                                                          -----       -----              ----
                                                          $ 302       $ (34)             $268
                                                          =====       =====              ====

                 FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

8.  INCOME TAXES (CONTINUED)

    Deferred income tax expense represents the tax effects of reporting income and expense in difference periods for financial reporting purposes than tax purposes as follows:

                                                  1996            1995
                                               -------       ---------
Provision for losses on loans and
   foreclosed real estate                        $ (38)          $ (44)

Accrued income, net reported for income
   tax purposes when collected                     (79)             13
Tax over book MRP and ESOP expense, net             (2)             (2)

Tax over book depreciation expense                   7               -
FHLB stock dividend                                  1               -
Other                                                -              (1)

                                                ------          ------
                                                $ (111)         $  (34)
                                                ======          ======

        The provision for income taxes differs from the Federal statutory corporate tax rate as follows:

                                               PERCENTAGE OF EARNINGS
                                                 BEFORE INCOME TAXES
                                               -----------------------
                                                 1996           1995
                                               --------       --------
Tax at Federal statutory rate                    34.0%           34.0%
Increase (decrease) in taxes
   Tax-exempt income                              (.7)            (.4)
   State income taxes, net of Federal
       tax benefit                                3.3             3.1
   Other, net                                     1.8             1.1
                                                 ----            ----
     Effective tax rate                          38.4%           37.8%
                                                 ====            ====

9.   EMPLOYEE BENEFITS

     The Bank has established an ESOP for the benefit of participating employees. Participating employees are employees who are normally scheduled to work at least thirty hours a week. Participant benefits become 20% vested after one year of service, and 20% for each additional year of service until benefits are 100% vested after five years. The Bank makes, at a minimum, annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated ESOP shares used to repay the ESOP loan. Dividends on allocated ESOP shares are paid to participants of the ESOP. The ESOP shares are pledged as collateral on the ESOP loan. As the loan is repaid, shares are released from collateral and allocated to participating employees, based on the proportion of loan repaid and compensation of the participants. Forfeitures are reallocated to participants on the same basis as other contributions in the plan year. Benefits are payable upon a participant's retirement, death, disability or separation from service.

                 FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

9.  EMPLOYEE BENEFITS (CONTINUED)

    The purchase of shares of the ESOP was recorded in the consolidated financial statements through a credit to common stock and additional paid-in capital with a corresponding charge to a contra equity account for the unreleased shares.

    Dividends on allocated ESOP shares are charged to stockholders' equity. Dividends on unallocated ESOP shares are recorded as a reduction to the ESOP loan. ESOP expense for 1996 and 1995 was $44 and $38, respectively.



The number of ESOP shares were as follows:

                                                 1996      1995
                                             ---------  --------
Allocated shares                                 6,022     2,504
Shares released for allocation                   4,236     3,518
Unreleased shares                               14,785    19,021
Shares distributed                                (225)        -
                                                ------    ------

     Total ESOP shares                          24,818    25,043
                                                ======    ======

    The fair value of unreleased ESOP shares based on a market price of the Company's stock was $248 and $247 at September 30, 1996 and 1995, respectively.

    The ESOP borrowed $250 from the Company to fund the purchase of 25,043 shares of the Company's common stock. The loan is secured solely by the common stock and is to be repaid in annual installments through September 30, 2003 at the rate equal to the prime rate as set forth in the Midwest edition of the "Wall Street Journal" plus one percent. At September 30, 1996 and 1995, the ESOP note carried interest rates of 9.25% and 10%, respectively.

    The Bank has adopted two management recognition plans (MRPs), for the benefit of non-employee directors and executive officers (who may also be directors), the objective of which is to enable the Bank to retain personnel of experience and ability in key positions of responsibility. The Bank has granted 2,504 shares of common stock to non-employee directors and 10,017 shares to certain executive officers. The shares granted will be in the form of restricted stock to be earned over a five-year period at the rate of 20% of such shares per year following the date of grant of the award. Compensation expense in the amount of the fair market value of the common stock at the date of grant will be recognized pro rata over the five years during which the shares are earned. The MRP expense for each of the years 1996 and 1995 was $25.

    The MRPs also provide that the Bank pay recipients of MRP shares a bonus in cash equal to thirty-three percent of the ordinary income that the participant recognizes with respect to the MRP shares. During 1994, the Bank paid the entire bonus of $41 to recipients under the MRPs. This bonus payment is being amortized by the Bank over a five-year period at a rate of 20% per year.

                 FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

9.  EMPLOYEE BENEFITS (CONTINUED)

    The Bank's Board of Directors has also adopted a stock option and incentive plan. Pursuant to the plan, 31,304 shares of common stock have been reserved for issuance by the Bank upon exercise of stock options to be granted to directors and employees of the Bank. The purpose of the plan is to provide additional incentive to certain directors, officers and key employees of the Bank. The Bank granted non-incentive options for 10,020 shares to non-employee directors and incentive options for 21,284 shares to certain executive officers of the Bank at $10.00 per share on April 8, 1994.

    The number of exercisable options were as follows:

                                             1996     1995
                                            ------   ------

Options exercisable, beginning of year      26,783   31,304
Options exercised at $10.00 per share        7,647    4,521
                                            ------   ------

Options exercisable, end of year            19,136   26,783
                                            ======   ======

10. UNUSED LINE OF CREDIT

    On September 27, 1996, the Company secured an open line of credit advance of $700 from a correspondent depository institution to be used to purchase minority shares of the Company. This open line of credit carries an interest rate which reprices daily based upon the prime rate and expires on demand, or if no demand is made, September 27, 1997. The open line of credit is secured by common stock of the Bank. The Company has not used this line of credit at September 30, 1996.


11. STOCKHOLDERS' EQUITY

    On April 8, 1994, First Missouri Federal Savings and Loan Association completed a conversion from a mutual to stock form and became a wholly-owned subsidiary of a newly formed Delaware holding company, First Missouri Bancshares, Inc. (Company). Immediately following the conversion, the federal stock savings and loan association was converted into a national bank known as First Missouri National Bank (Bank). The Company issued 313,040 shares of common stock at $10.00 per share in conjunction with the offering. Net proceeds from the sale of common stock in the offering were $2,354, after deduction of conversion costs of $401, and unearned compensation related to shares issued to the Employee Stock Ownership Plan and MRPs. The Company retained 15% of the net conversion proceeds and used the balance of the proceeds to purchase the shares of common stock of the Bank. The Company used a portion of the proceeds to originate a loan to the Bank's ESOP.

                 FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

11. STOCKHOLDERS' EQUITY (CONTINUED)

    A liquidation account was established at the time of conversion in an amount equal to the capital of the Bank as of the date of the latest balance sheet contained in the final prospectus. Each eligible account holder or supplemental eligible account holder is entitled to a proportionate share of this account in the event of a complete liquidation of the Bank, and only in such event. This share will be reduced if the account holder's or supplemental eligible account holder's deposit balance falls below the amounts on the date of record and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase in the related deposit balance.

    The Bank is subject to the dividend restrictions set forth by the Office of the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Office of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings plus the retained earnings from the prior two years.

    As of March 31, 1996, the most recent notification from the OCC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. Failure to meet guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. The Bank is required to have a minimum Tier 1 risk-based capital ratio and total risk-based capital ratio of 4.00% and 8.00%, respectively. The Bank's Tier 1 Risk-based capital ratio and total risk-based capital ratio was 15.2% and 16.3%, respectively at September 30, 1996. At September 30, 1996, the Bank's leverage ratio was 10.9%. All capital requirements were met at September 30, 1996. There are no conditions nor have their been events since the notification that management believes would have changed the institution's categorization.

12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate mortgage loans and unused lines of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Bank's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount and related accrued interest receivable of those instruments. The Bank minimizes this risk by evaluating each borrower's creditworthiness on a case-by-case basis. Collateral held by the Bank consists principally of a first or second mortgage on the borrower's property, livestock or equipment.

    Commitments to originate mortgage loans are legally binding agreements to lend to the Bank's customers. Commitments at September 30, 1996 and 1995 to originate mortgage loans were $284 and $399, respectively, generally expiring in 45 days or less. Commitments on behalf of borrowers for unused lines of credit were $1,962 and $867 at September 20, 1996 and 1995, respectively, generally expiring in one year or less.

                 FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

12. FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

    The Bank originates residential, agricultural and commercial real estate loans and, to a lesser extent, agricultural and commercial non-real estate and consumer loans primarily to customers located in Linn, Sullivan, Chariton, Macon and Livingston Counties of Missouri. Agricultural loans comprised 31% and 32% of the gross loan portfolio at September 30, 1996 and 1995, respectively. These loans are secured principally by farmland, livestock and equipment. The Bank's exposure to credit risk is affected by conditions and occurrences within the agricultural industry.


13. DEPOSIT INSURANCE PREMIUM

    The Bank's deposit accounts are insured by the SAIF. On September 30, 1996, a one-time assessment was mandated by the enactment of the Deposit Insurance Funds Act of 1996 to be imposed on all SAIF members. The Bank is required to pay this special assessment, resulting in a reduction in earnings of approximately $144, net of the deductible income tax effect of $85. This assessment was determined by the FDIC based on deposits of $34.4 million and a SAIF special assessment rate of 65.7 basis points (per $100.00 of deposits). The special assessment has been reflected in "Deposit insurance premiums" in the consolidated statement of earnings.


14. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments which became effective
    -----------------------------------------------------
    for the Company and its subsidiary for the year ended September 30, 1996. The estimated fair value amounts have been determined by the Company and its subsidiary using available market information and valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company and its subsidiary could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material impact on the estimated fair value amounts.

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    CASH AND CASH EQUIVALENTS

    The current carrying amount is a reasonable estimate of fair value.

                 FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

14. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

    CERTIFICATES OF DEPOSIT

    The fair value of certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

    INVESTMENTS

    Various methods and assumptions were used to estimate fair value of the investments. For securities and mortgage-backed and related securities, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted prices for similar securities. The carrying values of restricted equity securities approximate fair values.

    LOANS

    For certain homogeneous categories of loans, such as some Small Business Administration guaranteed loans, student loans, residential mortgages, consumer loans, and commercial loans, fair value is estimated using quoted market prices for similar loans or securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

    DEPOSITS

    The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

    ADVANCES FROM FHLB OF DES MOINES

    The fair value of advances from FHLB of Des Moines is estimated by discounting the future cash flows using the current rates at which similar funds could be borrowed for the same remaining maturities.

    COMMITMENTS TO EXTEND CREDIT

    The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customers. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. These instruments were determined to have no positive or negative market value adjustments and are not listed in the table on the following page.

                 FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

14. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

    The estimated fair value of the Company's consolidated financial instruments is as follows:

                                                                  SEPTEMBER 30, 1996
                                                              -------------------------
                                                                CARRYING         FAIR
                                                                 AMOUNT          VALUE
                                                              ------------    ---------
Financial assets:
  Cash and short-term
    investments                                                       $ 1,326   $ 1,326
  Certificates of deposit                                                 194       193
  Investments
      Securities (note 2)                                               4,741     4,740
      Restricted equity securities                                        360       360
      Mortgage-backed and related securities (note 3)                   2,694     2,695
  Loans (note 4)                                                       36,066    35,945

Financial liabilities:
  Deposits (note 6)                                                    38,024    38,086
  Advances from FHLB of Des Moines (note 7)                             3,000     2,973

    The fair value estimates presented herein are based on pertinent information available to management as of September 30, 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of the financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

15.  IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

    In October 1994, the FASB issued SFAS No. 119, Disclosures about Derivative
                                                   ----------------------------
    Financial Instruments and Fair Value of Financial Instruments.  SFAS No. 119
    -------------------------------------------------------------
    requires disclosures about derivative financial instruments, such as futures, forward, swap and option contracts, as well as other financial instruments with similar characteristics. SFAS No. 119 does not change any requirements for recognition, measurement or classification of financial instruments in the consolidated financial statements of the Company. SFAS No. 119 is effective for the year ended September 30, 1996 for the Company and has no effect on the financial position or results of operation of the Company.

    In May 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 122, Accounting for Mortgage Servicing Rights. SFAS No. 122 requires
         ----------------------------------------
    mortgage banking enterprises to recognize the rights to service mortgage loans for others as a separate asset regardless of whether such rights were purchased or originated. SFAS No. 122 is effective for fiscal years beginning after December 15, 1995. SFAS No. 122 is not expected to have a material effect on the Company's financial position or results of operation.

                 FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

15.  IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

    In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based
                                                   --------------------------
    Compensation.  SFAS No. 123 requires that compensation cost for stock-based
    ------------
    employee compensation plans be measured at the grant date based on the fair value of the award and recognized over the service period, which is usually the vesting period. Stock-based employee compensation plans include stock purchase plans, stock options, restricted stock and stock appreciation rights. Employee stock ownership plans are not covered by this Statement. SFAS No. 123 is effective for transactions entered into in fiscal years that begin after December 15, 1995, with earlier application permitted. SFAS No. 123 is not expected to materially affect the Bank's financial position or reported results of operations.

    In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and
                                                ----------------------------
    Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No.
    ----------------------------------------------------------------
    125 requires that, upon transfer of financial assets, an entity recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control (as defined) has been surrendered, and derecognize liabilities when extinguished. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. SFAS No. 125 is not expected to have any effect on the Company's financial position or results of operation.

                 FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

16. CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

    The following condensed balance sheets as of September 30, 1996 and 1995 and condensed statements of earnings and cash flows for the years then ended for First Missouri Bancshares, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

                                 BALANCE SHEETS

                                                           SEPTEMBER 30,    SEPTEMBER 30,
                         ASSETS                                 1996             1995
                                                        ----------------- ----------------
Cash and due from banks                                           $  324           $  357
Available-for-sale securities                                         43               41
ESOP note receivable                                                 156              215
Accrued interest receivable                                            -               11
Equity in net assets of the Bank                                   4,834            4,858
Other assets                                                           8               16
                                                                  ------           ------
   Total assets                                                   $5,365           $5,498
                                                                  ======           ======


             STOCKHOLDERS' EQUITY
Common stock                                                      $    3           $    3
Additional paid-in capital                                         2,739            2,729
Common stock acquired by ESOP                                       (156)            (190)
Common stock acquired by MRPs                                        (63)             (88)
Treasury stock                                                      (315)            (119)
Unrealized loss on securities available-for-sale, net                (67)             (21)
Retained earnings - substantially restricted                       3,224            3,184
                                                                  ------           ------

   Total stockholders' equity                                     $5,365           $5,498
                                                                  ======           ======

                 FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

16. CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

                                                                  YEAR ENDED       YEAR ENDED
                                                                SEPTEMBER 30,    SEPTEMBER 30,
                                                                     1996             1995
                                                             ---------------------------------
STATEMENTS OF EARNINGS

Dividends from Bank                                                     $ 385            $ 345
Equity in undistributed earnings of the Bank                                -              119
Dividends distributed in excess of earnings of the Bank                   (45)               -
Interest income                                                            34               33
Other expenses                                                            (81)             (63)
Income taxes                                                                -                7
                                                                        -----            -----

Net earnings                                                            $ 293            $ 441
                                                                        =====            =====

STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                            $ 293            $ 441
Adjustments to reconcile net earnings to net cash provided
    by (used for) operating activities:
   Equity in undistributed earnings of the Bank                             -             (119)
   Dividends distributed in excess of earnings of the Bank                 45                -
   Decrease (increase) in accrued interest receivable                      11               (2)
   Increase in other assets                                                 -               (7)
   Decrease in other liabilities                                            -              (27)
                                                                        -----            -----

       Net cash provided by operating activities                          349              286
                                                                        -----            -----

CASH FLOWS FROM INVESTING ACTIVITIES
Principal collected on loan to ESOP                                        67               35
Purchase of treasury stock                                               (273)            (159)
Proceeds from sale of treasury stock                                       77               45
Purchase of available-for-sale securities                                   -              (19)
                                                                        -----            -----

       Net cash used for investing activities                            (129)             (98)
                                                                        -----            -----

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends                                                           (253)            (260)
                                                                        -----            -----

       Net cash used for financing activities                            (253)            (260)
                                                                        -----            -----

Net decrease in cash and cash equivalents                                 (33)             (72)
Cash and cash equivalents at beginning of period                          357              429
                                                                        -----            -----

Cash and cash equivalents at end of period                              $ 324            $ 357
                                                                        =====            =====

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Michael Trokey & Company, P.C. served as the Company's independent auditors for the 1995 fiscal year. On March 19, 1996, the Board of Directors terminated the services of Michael Trokey & Company, P.C. In connection with their audit of the fiscal years ended September 30, 1995, there were no disagreements with Michael Trokey & Company, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Michael Trokey & Company, P.C., would have caused them to make reference to the subject of such disagreement in connection with their reports. In addition, during this period there was no adverse opinion or disclaimer of opinion or any opinion qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
------------------------------------------------------------------------------

     For information concerning the Board of Directors of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     Information regarding executive officers of the Company is contained in the section captioned "Executive Officers of the Registrant" under Part I hereof and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors -- Executive Compensation and Other Benefits" in the Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     (a) Security Ownership of Certain Beneficial Owners

          Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

     (b) Security Ownership of Management

          Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Principal Holders Thereof" and "Proposal I -- Election of Directors" in the Proxy Statement.

     (c)  Changes in Control

          Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" in the Proxy Statement.

                                    PART IV

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K
------------------------------------------------

(a)  Exhibits.  The exhibits required by Item 601 of Regulation S-B are either
     --------
     filed as part of this Annual Report on Form 10-KSB or incorporated herein by reference. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.

                                                                                           PAGE IN
                                                                                        SEQUENTIALLY
         NO.     EXHIBITS                                                               NUMBERED COPY
         ---     --------                                                               -------------

        3.1      Certificate of Incorporation of First Missouri Bancshares, Inc.                   *
        3.2      Bylaws of First Missouri Bancshares, Inc.                                         *
+      10.1      First Missouri Bancshares, Inc. 1994 Stock Option and Incentive Plan              **
+      10.2(a)   First Missouri Bancshares, Inc. Management Recognition Plan "A"                   *
+      10.2(b)   First Missouri Bancshares, Inc. Management Recognition Plan "B"                   *
+      10.3      Employment Agreements with Gerald W. Elson                                        65
+      10.4      Employment Agreements with Mark L. Smith                                          77
+      10.5      Employment Agreements with Paul W. Rogers                                         89
+      10.6      Employment Agreements with Harry J. Holderieath                                  101
         21      Subsidiaries of the Registrant                                                   113
       23.1      Consent of GRA, Thompson, White & Co., P.C.                                      114
       23.2      Consent of Michael Trokey & Company, P.C.                                        115
         27      Financial Data Schedule                                                          116
--------------------

* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-73286).
** Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-82228).
+    Management contract or compensatory plan.
(b)  Reports on Form 8-K.  No Reports on Form 8-K were filed by the Company
     -------------------
     during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST MISSOURI BANCSHARES, INC.

December 23, 1996                    By: /s/ Gerald W. Elson
                                         --------------------------------------
                                         Gerald W. Elson
                                         Chairman of the Board and Chief
                                         Executive Officer
                                         (Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Gerald W. Elson                      December 23, 1996
         -------------------------------------
         Gerald W. Elson
         Chairman of the Board, Chief Executive Officer
         and Director
         (Principal Executive Officer)

By:      /s/ Mark L. Smith                        December 23, 1996
         -------------------------------------
         Mark L. Smith
         -------------------------------------
         President and Chief Operating Officer
         (Principal Financial Officer)

By:      /s/ Harry J. Holderieath                 December 23, 1996
         -------------------------------------
         Harry J. Holderieath
         Secretary and Treasurer
         (Principal Accounting Officer)

By:      /s/ Carl E. Bunten                       December 23, 1996
         -------------------------------------
         Carl E. Bunten
         (Director)

By:      /s/ Robert Devoy                         December 23, 1996
         -------------------------------------
         Robert Devoy
         (Director)

By:      /s/ Donald D. Hope                       December 23, 1996
         -------------------------------------
         Donald D. Hope
         (Director)

By:      /s/ Thomas E. Pitts                      December 23, 1996
         -------------------------------------
         Thomas E. Pitts
         (Director)

By:      /s/ Paul W. Rogers                       December 23, 1996
         -------------------------------------
         Paul W. Rogers
         (Director)