Form 10QSB
period 1996-12-31
FIRST MISSOURI BANCSHARES INC
filed 1997-02-13
CIK 916526

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             450 5TH STREET, N.W.
                            WASHINGTON, D.C. 20549


                               ----------------

                                  FORM 10-QSB


(Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----
          EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                      OR

______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________
                                                     Commission File No. 0-23468


                        FIRST MISSOURI BANCSHARES, INC.
            (Exact name if registrant as specified in its charter)


     Delaware                                          43-1665766
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

300 West Lockling, Brookfield, Missouri                             64628
---------------------------------------                          ----------
(Address of principal executive office)                          (Zip Code)


Registrant's telephone number, including area code (816) 258-3311
                                                   --------------

Not applicable
-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X.  No _____.
                                        ----

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.


          Class                                   Outstanding January 31, 1997
--------------------------------------            ----------------------------
Common Stock, par value $.01 per share                  290,038 Shares

                FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

                                  FORM 10-QSB

                    FOR THE QUARTER ENDED DECEMBER 31, 1996

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

                FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                      DECEMBER 31,   SEPTEMBER 30,
                                                                          1996           1996
                                                                     -------------   --------------
ASSETS                                                                         (Unaudited)
Cash and cash equivalents                                           $        1,391   $       1,326
Certificates of deposit                                                        194             194
Securities:
  Available-for-sale securities at market value (amortized cost of
   $4,233 and $4,634, respectively)                                          4,222           4,566
  Held-to-maturity securities, at amortized cost (market value of
   $149 and $174, respectively)                                                150             175
Mortgage-backed and related securities:
  Available-for-sale, at market value (amortized cost of
   $2,633 and $2,637, respectively)                                          2,616           2,605
   Held-to-maturity or for investment, at amortized cost
   (market value of $85 and $90, respectively)                                  83              89
Restricted equity securities                                                   360             360
Loans receivable, net                                                       35,869          36,066
Premises and equipment, net                                                    615             628
Foreclosed real estate held for sale                                           400              93
Accrued interest receivable                                                    679             810
Other assets                                                                   136             156
                                                                    ---------------  --------------
     Total Assets                                                   $       46,715   $      47,068
                                                                    ===============  ==============
     LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                            $       39,317   $      38,024
Accrued interest on deposits                                                   108             114
Advances from FHLB of Des Moines                                             1,500           3,000
Advances from borrowers for taxes and insurance                                  -              36
Other liabilities                                                               85             319
Accrued income taxes                                                            90              31
Deferred income tax liability                                                  197             179
                                                                    ---------------  --------------
  Total Liabilities                                                         41,297          41,703
                                                                    ---------------  --------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 200,000 shares authorized;
  shares issued and outstanding - none                                           -               -
  Common stock, $.01 par value; 800,000 shares authorized;
  313,040 shares issued                                                          3               3
  Additional paid-in capital                                                 2,747           2,739
  Common stock acquired by ESOP                                               (146)           (156)
  Common stock acquired by management recognition plans (MRPs)                 (57)            (63)
  Unrealized loss on securities available-for-sale, net                        (19)            (67)
  Treasury stock, at cost, 23,002 shares                                      (315)           (315)
  Retained earnings - substantially restricted                               3,205           3,224
                                                                    ---------------  --------------
   Total stockholders' equity                                                5,418           5,365
                                                                    ---------------  --------------
   Total liabilities and stockholders' equity                       $       46,715   $      47,068
                                                                    ===============  ==============

See accompanying notes to consolidated financial statements.

                FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF EARNINGS
                (Dollars in Thousands - except per share data)

                                                                          THREE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                -----------------------------------
                                                                      1996               1995
                                                                -----------------  ----------------
                                                                              (Unaudited)
Interest income:
  Loans receivable                                              $          837     $           803
  Mortgage-backed and related securities                                    47                  77
  Securities                                                                77                  52
  Other interest-earning assets                                             18                  16
                                                                ---------------    ----------------
     Total interest income                                                 979                 948
                                                                ---------------    ----------------
Interest expense:
  Deposits                                                                 492                 492
  Advances from FHLB                                                        27                  21
                                                                ---------------    ----------------
     Total interest expense                                                519                 513
                                                                ---------------    ----------------
     Net interest income                                                   460                 435
Provision for loan losses                                                   30                  15
                                                                ---------------    ----------------
     Net interest income after provision for loan losses                   430                 420
                                                                ---------------    ----------------
Noninterest income:
  Service charges on deposit accounts                                       24                  25
  Loan service charges                                                       8                   7
  Net loss on sale of securities available-for-sale                         (1)                  -
  Other                                                                      6                   7
                                                                ---------------    ----------------
     Total noninterest income                                               37                  39
                                                                ---------------    ----------------
Noninterest expense:
  Compensation and benefits                                                135                 112
  Occupancy expense                                                         10                  11
  Equipment and data processing expense                                     34                  23
  Deposit insurance premium                                                  3                  20
  Professional services                                                     42                  36
  Advertising                                                               10                  10
  Supplies expense                                                           6                  11
  Loss on sale of foreclosed real estate held-for-sale                      16                   -
  Other                                                                     39                  29
                                                                ---------------    ----------------
     Total noninterest expense                                             295                 252
                                                                ---------------    ----------------
     Earnings before income taxes                                          172                 207
Income taxes                                                                67                  76
                                                                ---------------    ----------------
     Net earnings                                               $          105     $           131
                                                                ===============    ================

Net earnings per share                                          $          .39     $           .47
                                                                ===============    ================

Weighted-average shares outstanding (in thousands)                         272                 281
                                                                ===============    ================

Dividends per share                                             $          .45     $           .46
                                                                ===============    ================

See accompanying notes to consolidated financial statements.

                FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                          THREE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                -----------------------------------
                                                                      1996               1995
                                                                -----------------  ----------------
                                                                              (Unaudited)
Cash flows from operating activities:
  Net earnings                                                  $          105     $           131
  Adjustments to reconcile net earnings
     to net cash provided by operating activities
       Depreciation expense                                                 15                  13
       Provision for loan losses                                            30                  15
       Loss on sale of securities available-for-sale                         1                   -
       Loss on sale of foreclosed real estate held-for-sale                 16                   -
       ESOP expense                                                         18                  10
       MRP expense                                                           6                   6
       Amortization of premiums (discounts), net                            (1)                  1
  Changes in:
     Accrued interest receivable                                           131                  98
     Other assets                                                           20                  (9)
     Accrued interest on deposits and other liabilities                   (240)                 (5)
     Accrued income taxes                                                   59                  76
     Deferred tax liability                                                 (3)                 (2)
                                                                ---------------    ----------------
          Net cash provided by operating activities                        157                 334
                                                                ---------------    ----------------

Cash flows from investing activities:
  Loans originated, net of principal collections on loans                 (204)               (608)
  Proceeds from sale of foreclosed real estate held-for-sale                48                   -
  Mortgage-backed and related securities:
     Held-to-maturity:
       Purchased                                                             -                   -
       Principal collections                                                 6                  10
     Available-for-sale:
       Principal collections                                                 5                   4
  Securities and certificates of deposit:
     Held-to-maturity:
       Purchased certificate                                                 -                 (25)
       Proceeds from maturity                                               25                  25
     Available-for-sale:
       Purchased                                                          (250)               (253)
       Proceeds from maturity                                              497                   -
       Proceeds from sale                                                  150                   -
  Purchase of restricted equity securities                                   -                  (5)
  Purchases of premises and equipment                                       (2)                (21)
                                                                ---------------    ----------------
          Net cash provided by (used for) investing activities             275                (873)
                                                                ---------------    ----------------
          Net cash provided by (used for) operating and
             investing activities, carried forward              $          432     $          (539)
                                                                ---------------    ----------------

                FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                          THREE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                -----------------------------------
                                                                       1996              1995
                                                                -----------------  ----------------
                                                                              (Unaudited)
          Net cash provided by (used for) operating and
             investing activities, brought forward              $          432     $          (539)
                                                                ---------------    ----------------

Cash flows from financing activities:
  Change in:
     Deposits                                                            1,293               1,404
     Advances from borrowers for taxes and insurance                       (36)                (39)
  Repayment of advance from FHLB                                        (1,500)                  -
  Purchase of treasury stock                                                 -                 (16)
  Dividends paid to stockholders                                          (124)               (130)
                                                                ---------------    ----------------
          Net cash provided by (used for) financing activities            (367)              1,219
                                                                ---------------    ----------------
          Net increase in cash and cash equivalents                         65                 680
Cash and cash equivalents at beginning of period                         1,326               1,037
                                                                ---------------    ----------------
Cash and cash equivalents at end of period                      $        1,391     $         1,717
                                                                ===============    ================

Supplemental disclosures of cash flow information:
  Cash paid for interest on deposits                            $          498     $           510
  Cash paid for interest on advances from FHLB                              27                  21
  Cash paid for income taxes                                                 8                   -

Noncash investing activity:
  Real estate received in settlement of loans, net                         371                  89

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

(2)  SECURITIES

     Securities are summarized as follows:

                                                     AMORTIZED    UNREALIZED   UNREALIZED   MARKET
                                                       COST         GAINS        LOSSES      VALUE
                                                     ---------    ----------   ----------   ---------
DECEMBER 31, 1996
-----------------

AVAILABLE-FOR-SALE
  Debt securities - U.S. Treasury and Federal
    Agency obligations                               $   4,138    $       21   $     (35)   $   4,124
  Debt securities - state and municipal obligations         55             -          (1)          54
  Equity securities - corporate preferred stock             40             4           -           44
                                                     ---------    ----------   ----------   ---------

                                                     $   4,233    $       25   $     (36)   $   4,222
                                                     =========    ==========   ==========   =========

Weighted-average rate                                     6.52%
                                                     =========

HELD-TO-MATURITY
  Debt securities - state and municipal obligations  $     150    $        -   $      (1)   $     149
                                                     =========    ==========   ==========   =========

Weighted-average rate                                     4.81%
                                                     =========

SEPTEMBER 30, 1996
------------------

AVAILABLE-FOR-SALE
  Debt securities - U.S. Treasury and Federal
    Agency obligations                               $   4,539    $        9   $     (78)   $   4,470
  Debt securities - state and municipal obligations         55             -          (1)          54
  Equity securities - corporate preferred stock             40             2           -           42
                                                     ---------    ----------   ----------   ---------

                                                     $   4,634    $       11   $     (79)   $   4,566
                                                     =========    ==========   ==========   =========

Weighted-average rate                                     6.38%
                                                     =========

HELD-TO-MATURITY
  Debt securities - state and municipal obligations  $     175    $        -   $      (1)   $     174
                                                     =========    ==========   ==========   =========

Weighted average rate                                     5.23%
                                                     =========

                FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)  SECURITIES (CONTINUED)

     Maturities of debt securities at December 31, 1996 are summarized as follows:

                                              AVAILABLE-FOR-SALE        HELD-TO-MATURITY
                                          -------------------------  -----------------------
                                            AMORTIZED     MARKET      AMORTIZED    MARKET
                                              COST         VALUE        COST        VALUE
                                          -----------   ----------   ----------   ----------
  Due within one year                     $       400   $      401   $      125   $      124
  Due after one year through five years         1,648        1,655           25           25
  Due after five years through ten years        2,145        2,122            -            -
                                          -----------   ----------   ----------   ----------
                                          $     4,193   $    4,178   $      150   $      149
                                          ===========   ==========   ==========   ==========

Maturities of debt securities at September 30, 1996 are summarized as follows:

                                              AVAILABLE-FOR-SALE        HELD-TO-MATURITY
                                          -------------------------  -----------------------
                                            AMORTIZED     MARKET      AMORTIZED    MARKET
                                              COST         VALUE        COST        VALUE
                                          -----------   ----------   ----------   ----------
  Due within one year                     $       800   $      799   $      150   $      150
  Due after one year through five years         1,503        1,494           25           24
  Due after five years through ten years        2,291        2,231            -            -
                                          -----------   ----------   ----------   ----------
                                          $     4,594   $    4,524   $      175   $      174
                                          ===========   ==========   ==========   ==========

(3)  MORTGAGE-BACKED AND RELATED SECURITIES

     Mortgage-backed and related securities are summarized at December 31, 1996 as follows:

                                                     AMORTIZED    UNREALIZED   UNREALIZED   MARKET
                                                       COST         GAINS        LOSSES      VALUE
                                                     ---------    ----------   ----------   ---------
AVAILABLE-FOR-SALE
  GNMA                                               $     373    $       24   $       -    $    397
  Collateralized mortgage obligations:
     FHLMC                                               1,003             -         (19)        984
     FNMA                                                1,257             5         (27)      1,235
                                                     ---------    ----------   ----------   --------
                                                     $   2,633    $       29   $     (46)   $  2,616
                                                     =========    ==========   ==========   ========

Weighted-average rate                                     6.75%
                                                     =========

HELD-TO-MATURITY
  FHLMC                                              $      83    $        2   $        -   $     85
                                                     =========    ==========   ==========   ========

Weighted-average rate                                     8.62%
                                                     =========

                FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)  MORTGAGE-BACKED AND RELATED SECURITIES (CONTINUED)

     Mortgage-backed and related securities are summarized at September 30, 1996 as follows:

                                                     AMORTIZED    UNREALIZED   UNREALIZED   MARKET
                                                       COST         GAINS        LOSSES      VALUE
                                                     ---------    ----------   ----------   ---------
AVAILABLE-FOR-SALE
  GNMA                                               $     375    $       21   $       -    $    396
  Collateralized mortgage obligations:
     FHLMC                                               1,003             -         (22)        981
     FNMA                                                1,259             2         (33)      1,228
                                                     ---------    ----------   ----------   --------
                                                     $   2,637    $       23   $     (55)   $  2,605
                                                     =========    ==========   ==========   ========

Weighted-average rate                                     6.82%
                                                     =========

HELD-TO-MATURITY
  FHLMC                                              $      89    $        1   $       -    $     90
                                                     =========    ==========   ==========   ========

Weighted-average rate                                     8.62%
                                                     =========

                FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

First Missouri Bancshares, Inc. (Company) has no significant assets other than common stock of First Missouri National Bank (Bank), cash and cash equivalents, securities and a loan to the ESOP. The Company's principal business is the business of the Bank. Therefore, the discussion in the Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the Bank and its operations.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's principal sources of funds are cash receipts from deposits, principal collections on loans and mortgage-backed securities, proceeds from maturities of securities, and net earnings. The Bank has an agreement with the Federal Home Loan Bank of Des Moines (FHLB) for the FHLB to provide cash advances to the Bank, should the need for additional funds be required. Long-term, fixed-rate loans were funded with deposits which adjust to market interest rates more frequently. In recent years, the Bank has originated primarily mortgage loans which permit adjustment of the interest rate after an initial term of one year in order to reduce inherent interest rate risk.

The Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At December 31, 1996, the Bank is required to maintain a minimum tier 1 risk-based capital ratio and total risk-based capital ratio of 4.0% and 8.0%, respectively. The Bank's actual ratios at that date were 14.59% and 15.69%, respectively. The Bank's leverage ratio at December 31, 1996, was 10.46%.

Commitments to originate adjustable-rate mortgage loans at December 31, 1996 were approximately $264,500 Management believes the Bank can fund these commitments.

FINANCIAL CONDITION

Assets declined slightly to $46.7 million at December 31, 1996 from $47.0 million at September 30, 1996 principally due to reductions in available-for-sale securities, loans receivable and accrued interest receivable. Available-for-sale securities declined $344,000 or 7.5% as the result of maturities and sales of such securities. Loans receivable declined $197,000 primarily as a result of foreclosures on two properties securing commercial real estate loans and the transfer of the related balances to foreclosed real estate held-for-sale. The $131,000 decline in accrued interest receivable reflects the timing of interest receipts. The decreases in these asset categories offset an increase of $307,000 in foreclosed real estate held-for-sale resulting from foreclosures on two commercial restaurant properties. Prior to such transfer, the properties were treated as nonaccrual loans and considered by management in its assessment of the allowance for loan losses. Primarily as a result of that transfer, the Bank's allowance to nonperforming loans improved to 81.72% at December 31, 1996 as compared to 36.82% at September 30, 1996. Nonperforming assets to total assets improved to 1.83% at December 31, 1996 from 2.33% at
September 30, 1996.   The allowance as a percentage of total gross loans was
1.02% at December 31, 1996 and September 30, 1996.

Liabilities declined by $406,000 primarily due to a $1.5 million reduction in Federal Home Loan Bank ("FHLB") advances. The decline in FHLB advances was partially offset by a $1.3 million increase in deposits resulting from the seasonal affects of farm producers. Also contributing to the decrease in liabilities was a $234,000 decrease in other liabilities resulting from the payment of special assessment on the Bank's SAIF-assessable deposits. The Company had previously accrued for this assessment in the quarter ended September 30, 1996 when the Depository Insurance Funds Act of 1996 which mandated the special assessment was signed into law.

                FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------


Stockholders' Equity increased slightly, primarily as a result of a decrease in unrealized loss on securities available-for-sale. At December 31, 1996, $6.8 million of securities and mortgage-backed and related securities were classified as available-for-sale under Statement of Financial Accounting Standards (SFAS) No. 115. An unrealized loss on securities available-for-sale, net of tax effect, of $19,000 has been recognized as a component of stockholders' equity. Securities available-for-sale at December 31, 1996 include one floating rate Federal agency obligation which yielded 2.91% at December 31, 1996 and matures in February 1997. Such floating rate Federal agency obligations are subject to significant price volatility in certain circumstances, such as a decrease in the difference between short term and long term interest rates.

NET EARNINGS

Net earnings decreased from $131,000 for the three months ended December 31, 1995 to $105,000 for the three months ended December 31, 1996. Higher net interest income was offset by a higher provision for loan losses and higher noninterest expense.

NET INTEREST INCOME

Net interest income increased from $435,000 for the three months ended December 31, 1995 to $460,000 for the three months ended December 31, 1996. The increase was due to an increase in interest income which exceeded the increase in interest expense. Interest income on loans increased as a result of a higher average balance. The weighted-average yield on the loan portfolio decreased from 9.68% at December 31, 1995 to 9.26% at December 31, 1996 as a result of loan originations at lower interest rates in 1996. Interest expense on deposits remained constant as a result of a higher average balance and a lower weighted-average rate on deposits. The weighted-average rate on deposits decreased from 5.24% at December 31, 1995 to 5.01% at December 31, 1996.

PROVISION FOR LOAN LOSSES

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank's provision for loan losses. As a result of this evaluation, the Bank's provision for loan losses amounted to $30,000 and $15,000 for the three months ended December 31, 1996 and 1995, respectively. The provision for loan losses was higher primarily due to the recognition of losses through the write down to fair value, prior to foreclosure, on recently acquired foreclosed real estate held-for-sale.

                FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------


Following is a summary of certain loan and other asset quality ratios:

                                DECEMBER 31,   SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                                    1996            1996           1995            1995
                                -----------    -------------   ------------   -------------
Allowance for loan losses to
  nonperforming loans                81.72%           36.82%         65.89%         112.31%
Non performing assets to
  total assets                        1.83%            2.33%          1.33%            .66%
Allowance for loan losses to
  total gross loans                   1.02%            1.02%           .93%            .91%

As illustrated above, nonperforming assets at December 31, 1996 have decreased $244,000 from September 30, 1996 as a result of a significant decrease in nonperforming loans of $550,000 of which $371,000 was transferred to foreclosed real estate held-for-sale.

NONINTEREST INCOME

Noninterest income decreased from $39,000 for the three months ended December 31, 1995 to $37,000 for the three months ended December 31, 1996.

NONINTEREST EXPENSE

Noninterest expense increased from $252,000 for the three months ended December 31, 1995 to $295,000 for the three months ended December 31, 1996. This increase was primarily a result of a loss and the related legal costs associated with the sale of foreclosed real estate held-for-sale, an increase in compensation and benefits and increases in other expenses. Compensation and benefits increased as a result of higher expenses related to the employee stock ownership plan established in connection with the stock conversion and increased wages and salaries resulting from normal salary increases. Other expenses increased due to increased contributions, training expenses and the timing of purchases of various other items.

INCOME TAXES

Income taxes decreased due to a lower level of pretax earnings.

                FIRST MISSOURI BANCSHARES, INC. AND SUBSIDIARY

                          PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDING

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 21, 1997, the Company held its Annual Meeting of Stockholders at which the following matters were voted on:

     Proposal I -- Election of Directors
                   ---------------------

     NOMINEE                 FOR         WITHHELD
     -------                 ----        --------

     Carl E. Bunten          234,885       -0-
     Thomas E. Pitts         234,885       -0-
     Mark L. Smith           234,885       -0-

     There were no abstentions or broker non-votes.

     The terms of office of Directors Robert Devoy, Gerald W. Elson, Paul W. Rogers and Donald D. Hope continued after the Annual Meeting.

ITEM 5 - OTHER INFORMATION

     None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits: none

     (b) Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter for which this report is filed.

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


                                   FIRST MISSOURI BANCSHARES, INC.
                                   -------------------------------
                                           (Registrant)


DATE: February 13, 1997            BY:



                                       /s/ Mark L. Smith
                                       -----------------------------------------
                                       Mark L. Smith, President, Chief Operating
                                       Officer, Principal Financial Officer and
                                       Duly Authorized Officer